Form 10QSB
period 1996-03-31
PROTOSOURCE CORP
filed 1996-06-17
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                    Washington D.C. 20549
                  ________________________

                         Form 10-QSB
          (Mark One)

     X    Quarterly Report pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1996 or

          Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from _____ to _____

              Commission file number  33-86242

                   ProtoSource Corporation
   (exact name of registrant as specified in its charter)

          California                         77-0190772
     (State of other jurisdiction of       (IRS Employer
       Incorporation of organization)   Identification No.)

                       2580 West Shaw
               Fresno, California  93711-2765
     (address of principal executive offices, zip code)

 Registrant's telephone number, including area code:  (209)
                          448-8040
                   ______________________

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No
___

There are 1,330,001 shares of the registrant's common stock, no par value outstanding on March 31, 1996.

ProtoSource Corporation
                            Index

                                                       Page
Part I         Financial Information

          Item 1.   Financial Statements

               Condensed Balance Sheet
               at March 31,1996                          3

               Condensed Statements of Operations
               for the three months ended
               March 31,1996 and 1995                    5

               Condensed Statements of Cash Flows
               for the three months ended
               March 31,1996 and 1995                    6

               Notes to Condensed Financial Statements   8

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and
                  Results of Operations                  9

Part II.  Other Information

          Item 5.   Other Information                   11
          Item 6.   Exhibits and Reports on Form 8-K    11

Signatures                                              12

                   ProtoSource Corporation
                        Balance Sheet
                       March 31, 1996


                                                  March 31,
                                                    1996
                                                 (Unaudited)

                     Assets
Current assets:
  Cash and cash equivalents                         $102,523
  Accounts receivable, net of allowance for
  doubtful Accounts of $199,848                      229,113
  Inventories                                         40,377
  Deferred tax assets                                   -
  Deposits and other current assets                   15,130
                                                     ----------
     Total current assets                            387,143
                                                     ----------
Property and equipment, at cost:
  Land                                               411,176
  Building and improvements                        1,389,590
  Equipment                                          727,642
  Furniture                                          132,750
  Vehicles                                            18,628
                                                   -------------
                                                   2,679,786
  Less accumulated depreciation and amortization     336,592
     Net property and equipment                    -------------
                                                   2,343,194

Other assets:
  Software development costs, net of accumulated
amortization of $815,864                             435,866
  Note Receivable                                     35,000
  Deferred tax assets                                 71,550
  Deposits and other assets                           74,326
                                                 ---------------
     Total other assets                              616,742
                                                 ---------------
     Total assets                                 $3,347,079
                                                 ==============



                  See accompanying notes

                   ProtoSource Corporation
                        Balance Sheet
                       March 31, 1996
                         (continued)
                                                  March 31,
                                                     1996
                                                (unaudited)

      Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                 $373,263
  Accrued liabilities                               247,231
  Customer deposits                                  47,275
  Notes payable                                       3,500
  Current portion of long-term debt                 116,008
  Unearned customer support revenue                  32,932
                                                   ----------
     Total current liabilities                      820,209
                                                   ----------
Long-term debt, net of current portion above:
  Bank                                                4,881
  Individuals                                        27,494
  Obligations under capital leases
                                                  1,856,506
  Less current portion above                       (116,008)
     Total long-term debt                         -----------
                                                  1,772,873

Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
authorized, 900,000 shares issued and outstanding      -
  Common stock,  no par value; 10,000,000 shares
authorized,
    1,330,001 shares issued and outstanding
                                                  3,309,494
  Retained earnings (deficit)                    (2,555,497)
                                                 -------------
     Total shareholders' equity                     753,997
                                                 -------------
     Total liabilities and shareholders' equity  $3,347,079
                                                 =============

                          See accompanying notes

                   ProtoSource Corporation
                  Statements of Operations
                         (unaudited)

                                       Three months ended
                                            March 31,
                                         1996       1995

Net revenues:
  Product sales                         $ -        $244,085
  Equipment and third party sales         66,857    515,821
  Professional service fees              297,731    109,163
    Total net revenues                   364,588    869,069

Operating expenses:
  Cost of product sales                   52,250     75,750
  Cost of equipment & third party         59,301    395,387
  sales
  Cost of professional service fees      152,772     53,322
  Sales and marketing                    165,553    120,415
  Research and development               123,628     23,601
  General and administrative             168,601     96,178
                                         -------    -------
    Total operating expenses             722,105    764,653
                                         -------    -------
    Operating income (loss)             (357,517)   104,416
                                        ---------   -------
Other income (expense):
  Interest income                            119     14,479
  Interest expense                       (40,497)   (47,357)
  Other, net                              28,953     31,476
                                        ---------  ---------
    Total other income (expense)         (11,425)    (1,402)
                                        ---------  ---------
Income before provision for income      (368,942)   103,014
taxes

Provision for income taxes                  -         24,723
                                        ---------- ----------

Net income (Loss)                      $(368,942)    $78,291
                                       =========== ==========

Net income (loss) per share of common     $(0.28)     $0.08
stock                                  =========== ==========

Weighted average number of common      1,330,001     952,168
shares outstanding                     =========== ==========

                   See accompanying notes

                   ProtoSource Corporation
                  Statements of Cash Flows
                         (unaudited)

                                       Three months ended
                                            March 31,
                                         1996       1995
Cash flows from operating activities:
  Net income                           $(368,942)   $78,291

  Adjustments to reconcile net income
to net cash provided (used) by operating
activities:
      Depreciation and amortization      101,413    102,192
      Deferred income taxes                 -        24,722
      Changes in operating assets:
        Accounts receivable              (15,004)  (515,159)
        Inventories                      (24,318)     2,622
        Deposits and other assets           6,122   (45,884)
        Accounts payable                  178,105  (107,520)
        Accrued liabilities               169,495    10,175
        Customer deposits                  41,775    (3,598)
        Notes payable                     (1,500)      -
        Unearned customer support         (1,610)     (333)
        revenue                          --------  --------

          Net cash provided (used) by      85,536  (454,492)
          operating activities

Cash flows from investing activities:
    Purchases of property and             (4,471)  (113,288)
    equipment
    Software development costs           (87,748)  (124,998)
    capitalized
    Other assets                            1,029      (315)
                                         --------  ---------
          Net cash (used) by investing   (91,190)  (238,601)
          activities

Cash flows from financing activities:
    Payments on notes payable             (3,191)  (523,859)
    Payments on capital lease            (27,278)     1,529
    obligations, net
    Proceeds from issuance of common        -     3,795,000
    stock
    Costs relating to issuance of           -     (630,348 )
    common stock                         -------- -----------

          Net cash provided (used) by    (30,469) 2,642,322
          financing activities

          Net increase (decrease) in     (36,123) 1,949,229
          cash and cash equivalents

          Cash and cash equivalents at   138,646     25,882
          beginning of quarte           --------- ----------

          Cash and cash equivalents at  $102,523  $1,975,111
          end of quarter                ========= ============

                   See accompanying notes

                   ProtoSource Corporation
                  Statements of Cash Flows
                         (unaudited)

                                       Three months ended
                                            March 31,
                                         1996       1995

Supplemental Disclosure of Cash Flow information
  cash paid during the period for:
     Interest                           $40,497    $47,357
     Income taxes                          -          -

Supplemental Disclosure of Non cash
  Investing and Financing Activities:

 Acquisition of equipment
  under capital lease                   $90,802       -





























                   See accompanying notes

                   ProtoSource Corporation
           Notes to Condensed Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 1996 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1996. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 previously filed with the Securities and Exchange Commission.


Per Share Information

Net income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from outstanding options and warrants to purchase common stock.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1996 vs. Three Months Ended
March 31, 1995

   Net Sales. For three months ended March 31, 1996, net sales were $365,000 versus $869,000 in the same period of the prior year, representing a decrease of $504,000 or 58.0%. The decrease in net sales is primarily attributed to decreased software product sales and hardware equipment sales because of delay in the product releases and development obstacles encountered during the first release of the "Classic" products. These decreases were somewhat offset by an increase in professional services fees and Internet sales which increased from $110,000 to $298,000. The revenue generated in Internet services is 179,440. Management believes that software sales and Internet sales will increase in the future.


  Gross Profit. For three months ended March 31, 1996, gross profit was $100,000 versus $345,000 in 1995, representing a decrease of $245,000 or 70.9%. As a percentage of sales, gross profit decreased to 27.5% in 1996 from 39.7% in 1995. The decrease in gross profit is attributed to the lack of software package sales, decrease in equipment margin and increase in software costs. Management believes that the gross margin will improve as software sales increases.

   Sales and Marketing. Sales and marketing expenses were $166,000 for three months ended March 31, 1996 versus
$120,000 in 1995. The increases in sales and marketing expenses were caused by increases in advertising, marketing and expenses related to trade shows for the "Classic" product lines. The Company believes that the sales and marketing expenses will decline as a result of the downsizing of the Company.

  Research and Development. Research and development expense increased from $24,000 in 1995, to $124,000 in 1996. The increase in research and development is attributable to an increase in the number of full time equivalent programmers involved in product development activities from ten programmers in 1995 to sixteen programmers in 1996. Management expects the research and development cost to decrease as a result of the downsizing of the Company.

  General and Administrative. General and administrative costs were $169,000 in 1996 versus $96,000 in 1995. The increase in general and administrative costs is the result of additional facilities for the training center and Internet division.

   Operating Income.  For the three months ended March 31,
1996, operating loss was $358,000 compared to an operating income of $104,000 in 1995. The operating loss in 1996 is attributed to the significant increases in software development cost, decrease in hardware margin, lack of software package sales and increases in fixed costs.

  Interest income (expense). Net interest expense increased to $40,000 in 1996 from $33,000 in 1995. This was primarily due to interest expense related to the building and other capital leases. The interest expense is somewhat offset by the interest earned on cash and short term investments.

  Other income. Net other income decreased to $29,000 from $31,000 for the three months ended March 31, 1996 and same period of prior year respectively. This is due to the rental income generated by the new building as well as miscellaneous sales.

Liquidity and Capital Resources

For the three months ended March 31, 1996, the Company generated cash from operating activities of $86,000 primarily due to increases in accounts payable and accrued liabilities. The Company has a working capital deficiency of $433,000 at March 31, 1996. The Company intends to reduce the working capital deficiency by increasing sales, downsizing and attempt to obtaining long-term financing. There can be no assurance that the Company will be successful in such actions in which event it may be necessary for the Company to substantially reduce its operations.

Capital expenditures relating primarily to the purchase of computer equipment, furniture and fixtures and software amounted to $4,471 for the three months ended March 31, 1996. Software development costs capitalized were $88,000 and $125,000 for the three months ended March 31, 1996 and 1995 respectively. In addition, the Company acquired part of the equipment through capital leases amounting to $91,000 and repaid $27,000 of obligations under capital leases for the three months ended March 31, 1996

Part II.  Other Information

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits: None.

     (b) Reports on Form 8-K: One Form 8-K was filed during the first quarter of 1996, which reported a sale of Classic software to a Canadian limited partnership.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.



                                ProtoSource Corporation.




     May 17, 1996               Charles T. Howard
                                Chief Executive Officer


     May 17, 1996               Andrew Chu
                                Chief Financial Officer