Form 10QSB
period 1996-06-30
PROTOSOURCE CORP
filed 1996-08-21
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                    Washington D.C. 20549
                  ________________________

                         Form 10-QSB
          (Mark One)

     X    Quarterly Report pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1996 or

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

ProtoSource Corporation
                            Index

                                                    			   Page
Part I         Financial Information

      Item 1.	Financial Statements

			Condensed Consolidated Balance Sheet
			at June 30,1996                                  			 				3

			Condensed Consolidated Statements of Operations
			for the three months ended June 30,1996 and 1995        	5

			Condensed Consolidated Statements of Operations
			for the six months ended June 30,1996 and 1995	         	6

			Condensed Consolidated Statements of Cash Flows
			for the six months ended June 30,1996 and 1995	         	7

			Notes to Condensed Consolidated Financial Statements    	8

	Item 2.	Management's Discussion and Analysis of Financial
      			Condition and Results of Operations	       		     	9

Part II.	Other Information

			Signatures                                              12

                   ProtoSource Corporation
                        Balance Sheet
                       June 30, 1996


                                                  June 30,
                                                    1996
                                                 (Unaudited)

                     Assets
Current assets:
  Cash and cash equivalents                       $   10,430
  Accounts receivable, net of allowance for
  doubtful Accounts of $199,848                      210,463
  Inventories                                         37,788
  Deposits and other current assets                   29,837
                                                     ----------
     Total current assets                            288,518
                                                     ----------
Property and equipment, at cost:
  Land                                               411,176
  Building and improvements                        1,389,590
  Equipment                                          734,431
  Furniture                                          132,750
  Vehicles                                            18,628
                                                   -------------
                                                   2,686,575
  Less accumulated depreciation and amortization     383,915
     Net property and equipment                    -------------
                                                   2,302,660

Other assets:
  Software development costs, net of accumulated
amortization of $855,866                             564,469
  Note Receivable                                     35,000
  Deferred tax assets                                 71,550
  Deposits and other assets                           74,238
                                                 ---------------
     Total other assets                              745,257
                                                 ---------------
     Total assets                                 $3,336,435
                                                 ==============



                  See accompanying notes

                   ProtoSource Corporation
                        Balance Sheet
                       June 30, 1996
                         (continued)
                                                  June 30,
                                                     1996
                                                (unaudited)

      Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                 $443,726
  Accrued liabilities                               398,526
  Customer deposits                                  37,940
  Notes payable                                       2,000
  Current portion of long-term debt                 116,008
  Unearned customer support revenue                  29,840
                                                   ----------
     Total current liabilities                    1,028,040
                                                   ----------
Long-term debt, net of current portion above:
  Bank                                                4,017
  Individuals                                        51,354
  Obligations under capital leases
                                                  1,827,573
  Less current portion above                       (116,008)
     Total long-term debt                         -----------
                                                  1,766,936

Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
authorized, 900,000 shares issued and outstanding      -
  Common stock,  no par value; 10,000,000 shares
authorized,
    1,330,001 shares issued and outstanding
                                                  3,309,494
  Retained earnings (deficit)                    (2,768,035)
                                                 -------------
     Total shareholders' equity                     541,459
                                                 -------------
     Total liabilities and shareholders' equity  $3,336,435
                                                 =============

                          See accompanying notes

                   ProtoSource Corporation
                  Statements of Operations
                         (unaudited)

                                       Three months ended
                                            June 30,
                                         1996       1995

Net revenues:
  Equipment and third party sales        128,419     84,651
  Professional service fees              288,137    129,558
						    ---------  --------
    Total net revenues                   416,556    214,209

Operating expenses:
  Cost of product sales                   40,089     75,750
  Cost of equipment & third party        103,871     75,792
  sales
  Cost of professional service fees      156,556     61,537
  Sales and marketing                    133,503    133,538
  Research and development                46,249    145,950
  General and administrative             123,728    144,451
                                         -------    -------
    Total operating expenses             603,996    639,018
                                         -------    -------
    Operating income (loss)             (187,440)  (424,809)
                                        ---------   -------
Other income (expense):
  Interest income                            367     23,048
  Interest expense                       (47,772)   (37,474)
  Other, net                              22,307     22,037
                                        ---------  ---------
    Total other income (expense)         (25,098)     7,611
                                        ---------  ---------
Income before provision for income      (212,538)  (417,198)
taxes

Provision for income taxes                  -      (100,128)
                                        ---------- ----------

Net income (Loss)                      $(212,538) $(317,070)
                                       =========== ==========

Net income (loss) per share of common     $(0.16)    $(0.24)
stock                                  =========== ==========

Weighted average number of common      1,330,001   1,330,001
shares outstanding                     =========== ==========

                   See accompanying notes

                   ProtoSource Corporation
                  Statements of Operations
                         (unaudited)

                                         Six months ended
                                            June 30,

                                         1996       1995

Net revenues:
  Product sales					                        -      $244,085
  Equipment and third party sales        195,276    600,472
  Professional service fees              585,868    238,721
				                               	    ---------  --------
    Total net revenues                   781,144  1,083,278

Operating expenses:
  Cost of product sales                   92,339    151,500
  Cost of equipment & third party        163,172    471,179
  sales
  Cost of professional service fees      309,328    114,859
  Sales and marketing                    299,056    255,953
  Research and development               169,877    169,551
  General and administrative             292,329    240,629
                                        ---------   ---------
    Total operating expenses            1,326,101 1,403,671
                                        ---------   ---------
    Operating income (loss)             (544,957)  (320,393)
                                        ---------   -------
Other income (expense):
  Interest income                            486     37,527
  Interest expense                       (88,269)   (84,831)
  Other, net                              51,260     53,513
                                        ---------  ---------
    Total other income (expense)         (36,523)     6,209
                                        ---------  ---------
Income before provision for income      (581,480)  (314,184)
taxes

Provision for income taxes                  -       (75,405)
                                        ---------- ----------

Net income (Loss)                      $(581,480) $(238,779)
                                       =========== ==========

Net income (loss) per share of common     $(0.44)    $(0.20)
stock                                  =========== ==========

Weighted average number of common      1,330,001   1,142,128
shares outstanding                     =========== ==========

                   See accompanying notes

                   ProtoSource Corporation
                  Statements of Cash Flows
                         (unaudited)

                                       Six months ended
                                            June 30,
                                         1996       1995
Cash flows from operating activities:
  Net income                           $(581,480) $(238,779)

Adjustments to reconcile net income
to net cash provided (used) by operating
activities:
      Depreciation and amortization      187,904    217,238
      Deferred income taxes                 -       (70,209)
Changes in operating assets:
        Accounts receivable                3,646   (460,045)
        Inventories                      (21,729)   (18,913)
        Deposits and other assets         (8,585)   (58,760)
        Accounts payable                 248,568   (250,361)
        Accrued liabilities              320,790    (13,687)
        Customer deposits                 32,440     (5,389)
        Unearned customer support         (4,702)     3,341
        revenue                          --------  --------

          Net cash provided (used) by    176,852   (895,564)
          operating activities

Cash flows from investing activities:
    Purchases of property and            (11,260)  (197,628)
    equipment
    Software development costs          (256,440)  (315,033)
    capitalized
    Other assets                           1,117    (40,443)
                                         --------  ---------
          Net cash (used) by investing  (266,583)  (553,104)
          activities

Cash flows from financing activities:
    Increase in notes payable			32,000	 -
    Decrease in notes payable            (15,195)  (527,778)
    Increase(Decrease)on capital         (55,290)   (15,166)
    lease obligations, net
    Proceeds from issuance of common        -     3,795,000
    stock
    Costs relating to issuance of           -      (619,990)
    common stock                         -------- -----------

          Net cash provided (used) by    (38,485) 2,632,066
          financing activities

          Net increase (decrease) in    (128,216) 1,183,398
          cash and cash equivalents

          Cash and cash equivalents at   138,646     25,882
          beginning of quarte           --------- ----------

          Cash and cash equivalents at  $ 10,430 $1,209,280
          end of quarter                ========= ==========

                   See accompanying notes

                   ProtoSource Corporation
           Notes to Condensed Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 1996 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1996. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 previously filed with the Securities and Exchange Commission.


Per Share Information

Net income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from outstanding options and warrants to purchase common stock.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1996 vs. Three Months Ended
June 30 1995.

     Net Sales. For three months ended June 30, 1996, net sales were $416,556 versus $214,209 in the same period of the prior year, representing an increase of $202,347. The increase in net sales is primarily attributed to increases in professional service revenues which increased from $129,558 in 1995 to $288,137 in 1996. The increases in professional services revenues is the result of increases in Internet division revenues and increases in demand of professional programming services. Equipment sales also increased from $84,651 in 1995 to $128,419 in 1996.


  Gross Profit. For three months ended June 30, 1996, gross margin was $116,040 versus $1,130 in 1995, representing an increase of $114,910. The increases in gross profit is resulted from the increases in professional services revenues, increases in equipment sales and decreases in product costs. Management believes that the gross margin will increases as software sales and professional services revenue increases.

   Sales and Marketing. Sales and marketing expenses were $133,503 in three months ended June 30, 1996 versus $135,538 in 1995. The decreases in sales and marketing expenses were caused by the downsizing in marketing and sales force. The Company believes that the sales and marketing expenses will continue to decrease as a result of the overall downsizing of the Company.

  Research and Development. Research and development expense decreased from $145,950 in 1995, to $46,249 in 1996. The decreases in research and development is attributable to a decrease in the number of full time equivalent programmers involved in product development activities.
The full time development programmers decreases because the ClassicSQL product is in the final and testing phase, therefore, the Company shifted some programming resources into professional services department.
Management believes the research and development cost will decrease further after the completion of the ClassicSQL product line.

  General and Administrative. General and administrative costs were $123,728 in 1996 versus $144,451 in 1995. The decrease in general and administrative costs is the result of downsizing of the Company.

   Operating Income. For the three months ended June 30, 1996, operating loss was $212,538 compared to an operating loss of $417,198 in 1995. The decrease in operating loss in 1996 is attributed to the significant increases in professional services revenues, decreases in general and administrative expenses, research and development expenses, and sales and marketing expenses.

  Interest income (expense). Net interest expense increased to $47,405 in 1996 from $14,426 in 1995. This was primarily due to interest expense related to the building and other capital leases. The interest expense is somewhat offset by the interest earned on cash and short term investments.

  Other income. Net other income increased to $22,307 for the three months ended June 30, 1996. This is due to the rental income generated by the building as well as miscellaneous sales.

Results of Operations

Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995

   Net Sales. For the six months ended June 30, 1996, net sales were $781,144 versus $1,083,278 in the same period of the prior year, representing a decrease of $302,134. The decrease in net sales is primarily attributed to the lack of software product sales in the first quarter of 1996. The decrease in sales is somewhat offset by the increase in professional revenues. Hardware equipment sales decreased from $600,472 to $195,276.
The decrease in equipment sales is resulted from the lack of packaged software sold. Professional services sales increased from $238,721 to $585,868 due to the shifting of programming and development resources from ClassicSQL product lines to custom projects as well as revenues from the Internet division.


  Gross Profit. For six months ended June 30, 1996, gross profit was $216,305 versus $345,740 in 1995, representing a decrease of $129,435. The decreases in gross profit is attributed to the decreases in software package sales, decreases in equipment sales and increases in professional services costs.


   Sales and Marketing. Sales and marketing expenses were $299,056 in six months ended June 30, 1996 versus $255,953 in 1995. The increases in sales and marketing expenses were caused by increases in marketing effort for the ClassicSQL product lines and marketing expenses for the Internet division. The Company believes that the sales and marketing expenses will decline as a result of the downsizing of the Company.

  Research and Development. Research and development expense increased from $169,551 in 1995 to $169,877 in 1996. The increase in research and development is attributable to an increase in the number of full time equivalent programmers involved in product development activities in the first quarter of 1996. Management believes that research and development will decrease after the completion of the ClassicSQL development.

  General and Administrative. General and administrative costs increased from $240,629 in 1995 to $292,329 in 1996. The increase in general and administrative costs is the result of additional offices for the Internet division and Computer center division.

   Operating Income. For the six months ended June 30, 1996, operating loss was $544,957 compared to an operating loss of $320,393 in 1995. The operating loss in 1996 is attributed to the significant decreases in software sales, increases in general and administrative expenses, and sales and marketing expenses. The decreases in sales which is resulted from obstacles encountered in the development of ClassicSQL product lines also increases the operating loss of 1996.

  Interest income (expense). Net interest expense increased to $87,783 in 1996 from $47,304 in 1995. This was primarily due to interest expense related to the building and other capital leases. The interest expense is somewhat offset by the interest earned on cash and short term investments.

  Other income. Net other income increased to $51,260 for the six months ended June 30, 1996. This is due to the rental income generated by the principal building as well as miscellaneous sales.

Liquidity and Capital Resources

For the six months ended June 30, 1996, the Company generated cash from operating activities of $176,852 primarily due to increases in accounts payable and accrued liabilities. Working capital deficiency was $739,522 at June 30, 1996. The working capital deficiency is primarily attributed to the operating loss and increased allowance for doubtful accounts. The Company intends to reduce the working capital deficiency by increasing sales, downsizing and attempt to obtaining long-term financing. There can be no assurance that the Company will be successful in such actions in which event it may be necessary for the Company to substantially reduce its operations.

Capital expenditures relating primarily to the purchase of computer equipment, furniture and fixtures and software and software development amounted to $266,583 and $553,104 for the six months ended June 30, 1996 and 1995 respectively. The Company also acquired $90,802 of computer equipment for the Internet division during the six months period ended June 30, 1996.

Part II.  Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.



                                ProtoSource Corporation.




     August 13, 1996            Charles T. Howard
                                Chief Executive Officer


     August 13, 1996            Andrew Chu
                                Chief Financial Officer