Form 10QSB
period 1996-09-30
PROTOSOURCE CORP
filed 1996-11-12
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                    Washington D.C. 20549
                  ________________________

                         Form 10-QSB
          (Mark One)

     X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1996 or

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

There are 1,330,001 shares of the registrant's common stock, no par value outstanding on September 30, 1996.

ProtoSource Corporation
Index


Page
Part I		Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet
	at September 30,1996			 		                                  3

	Condensed Consolidated Statements of Operations
	for the three months ended September 30,1996 and 1995	      5

	Condensed Consolidated Statements of Operations
	for the nine months ended September 30,1996 and 1995	       6

	Condensed Consolidated Statements of Cash Flows
	for the nine months ended September 30,1996 and 1995       	7

	Notes to Condensed Consolidated Financial Statements	       9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	          	            10

Part II.	Other Information

	Item 5. Other Events				                                   13
 Item 6. Exhibits and Reports on Form 8-K

Signatures					                                 	           14

                   ProtoSource Corporation
                        Balance Sheet
                       September 30, 1996


                                                  September 30,
                                                    1996
                                                 (Unaudited)

                     Assets
Current assets:
 Cash and cash equivalents					                   $     2,370
 Accounts receivable, net of allowance for doubtful
 accounts of $199,848	                                178,256
 Inventories	                                          50,288
 Prepaid Expenses	                                     20,000
 Deposits and other current assets	                    26,775
                                              	-------------------
    Total current assets	                             277,689

Property and equipment, at cost:
  Land      				                                      411,176
  Building and improvement                 			      1,389,590
  Equipment                                                                                       738,947
  Furniture                              				         132,750
  Vehicles                               			           10,090
                                         				 --------------------
                                          				      2,682,553
  Less accumulated depreciation and amortization      423,789
     						 	                                ---------------------
  Net property and equipment                        2,258,764

Other assets:
  Software development costs, net of accumulated
amortization of $895,866 				                         710,215
  Note Receivable                                      35,000
  Deferred tax assets                                  71,550
  Deposits and other assets                            74,141
                                              -------------------
     Total other assets                               890,906
                                             --------------------
     Total assets                          				    $3,427,359
                                             ====================



                  See accompanying notes

                   ProtoSource Corporation
                        Balance Sheet
                       September 30, 1996
                         (continued)

			     Sept. 30, 1996
                                                (unaudited)

      Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                 $417,194
  Accrued liabilities                               294,710
  Customer deposits                                  44,415
  Notes payable                                     200,000
  Current portion of long-term debt                 116,008
  Unearned customer support revenue                  25,099
                                                  ----------
     Total current liabilities                    1,097,426
                                                  ----------
Long-term debt, net of current portion above:
  Bank                                                3,130
  Individuals                                        45,907
  Obligations under capital leases
                                                  1,801,161
  Less current portion above                       (116,008)
     Total long-term debt                         -----------
                                                  1,734,190

Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
authorized, 900,000 shares issued and outstanding      -
  Common stock,  no par value; 10,000,000 shares
authorized,
    1,330,001 shares issued and outstanding
                                                  3,464,286
  Retained earnings (deficit)                    (2,868,543)
                                               -------------
     Total shareholders' equity                     595,743
                                               -------------
     Total liabilities and shareholders' equity  $3,427,359
                                               =============

                          See accompanying notes

                   ProtoSource Corporation
                  Statements of Operations
                         (unaudited)

                                       Three months ended
                                            September 30,
                                         1996       1995

Net revenues:
 Product Sales                    		$   19,120  	$  38,944
 Equipment and third party sales        49,090     200,844
  Service revenues	                    223,081     188,242
						                                ---------   ---------
    Total net revenues                 291,291     428,030

Operating expenses:
  Cost of product sales                 40,000     75,750
  Cost of equipment & third party       41,064    161,725
  sales
  Cost of professional service fees     33,284     94,634
  Sales and marketing                   85,752    187,575
  Research and development              43,249    146,133
  General and administrative           123,289    160,795
                                       -------    -------
    Total operating expenses           370,638    826,612
                                       -------    -------
    Operating income (loss)            (79,347)  (398,582)
                                      ---------   -------
Other income (expense):
  Interest income                          654     10,728
  Interest expense                     (48,738)   (37,435)
  Other, net                            26,929     30,380
                                      ---------  ---------
    Total other income (expense)       (21,155)     3,673
                                      ---------  ---------
Income before provision for incom     (100,502)  (394,909)
taxes

Provision for income taxes                -       (94,778)
                                      --------   ----------

Net income (Loss)                    $(100,502) $(300,131)
                                    =========== ==========

Net income (loss) per share of common   $(0.08)    $(0.23)
stock                                =========== ==========

Weighted average number of common     1,330,001   1,330,001
shares outstanding                   =========== ==========

                   See accompanying notes

                   ProtoSource Corporation
                  Statements of Operations
                         (unaudited)

                                         Nine months ended
                                            September 30,
                                         1996       1995

Net revenues:
  Product sale                        s		$19,120   $244,085
  Equipment and third party sales        244,366    801,316
  Service revenues	                      808,949    426,963
					                                   ---------  --------
    Total net revenues                 1,072,435  1,511,308

Operating expenses:
  Cost of product sales                  132,339    227,250
  Cost of equipment & third party        204,236    632,904
  sales
  Cost of professional service fees      342,612    209,493
  Sales and marketing                    384,808    443,528
  Research and development               213,126    315,684
  General and administrative             419,618    401,424
                                       ---------   ---------
    Total operating expenses            1,696,739 2,230,283
                                        ---------   ---------
    Operating income (loss)             (624,304)  (718,975)
                                        ---------   -------
Other income (expense):
  Interest income                          1,140    48,255
  Interest expens                       (137,007) (122,266)
  Other, net                              78,189    83,893
                                        ---------  ---------
    Total other income (expense)         (57,678)    9,882
                                        ---------  ---------
Income before provision for income      (681,982) (709,093)
taxes

Provision for income taxes                  -     (170,183)
                                      ----------  ----------

Net income (Loss)                     $(681,982) $(538,910)
                                      =========== ==========

Net income (loss) per share of common    $(0.51)    $(0.45)
stock                                 =========== ==========

Weighted average number of common      1,330,001   1,205,441
shares outstanding                    =========== ==========

                   See accompanying notes

                   ProtoSource Corporation
                  Statements of Cash Flows
                         (unaudited)

                                       Nine months ended
                                            September 30,
                                         1996       1995
Cash flows from operating activities:
  Net income(loss)                    $(681,982) $(538,910)

Adjustments to reconcile net income
to net cash provided (used) by operating
activities:
      Depreciation and amortization     268,687    337,933
      Deferred income taxes                -      (164,987)
Changes in operating assets:
        Accounts receivable              35,853   (537,852)
        Inventories                     (34,229)   (95,083)
        Deposits and other assets        (5,523)   (55,585)
        Accounts payable                222,036   (200,303)
        Accrued liabilities             371,766     23,760
        Customer deposits                38,915     24,254
        Unearned customer support        (9,443)    (3,867)
        revenue                          --------  --------

          Net cash provided (used) by   206,080 (1,210,640)
          operating activities	     	----------- -----------

Cash flows from investing activities:
    Purchases of property and            (7,238)  (454,939)
    equipment
    Software development costs         (442,186)  (500,781)
    capitalized
    Other assets                          1,214    (11,778)
                                        --------  ---------
          Net cash (used) by investing (448,210)  (967,498)
          activities

Cash flows from financing activities:
    Increase in notes payable	232,000	 -
    Decrease in notes payable           (23,529)  (531,984)
    Increase(Decrease)on capital        (82,617)   (32,769)
    lease obligations, net
    Proceeds from issuance of common       -     3,795,000
    stock
    Costs relating to issuance of       (20,000)  (619,990)
    common stock                         -------- -----------

          Net cash provided (used) by   105,854  2,610,257
          financing activities         --------- -----------

          Net increase (decrease) in   (136,276)   432,119
          cash and cash equivalents

          Cash and cash equivalents at   138,646    25,882
          beginning of quarte           --------- ----------

          Cash and cash equivalents at   $ 2,370  $458,001
          end of quarter                ========= ==========

Supplemental Disclosure of Noncash
 Investing and Financing Activities

       Acquisition of equipment
       under capital lease              $90,802       -

       Capital Contribution
       of Officers                      154,792


                   See accompanying notes

                   ProtoSource Corporation
           Notes to Condensed Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended September 30, 1996 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1996. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 previously filed with the Securities and Exchange Commission.


Per Share Information

Net income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from outstanding options and warrants to purchase common stock.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 1996 vs.
Three Months Ended September 30, 1995

  Net Sales. For the three months ended September 30, 1996, net sales were $291,290 versus $428,030 in the same period of the prior year, representing a decrease of $137,740. The decrease in net sales is attributed to decreased hardware equipment sales which is somewhat offset by the increase in service revenues. Hardware sales decreased from $200,840 to 49,090 as a result of the outsourcing of hardware contract to third party system integrators due to low profit margin in the hardware business. Services sales increased from $188,242 to $233,081.

  Gross Profit. For three months ended September 30, 1996, gross profit was $176,943 versus $95,921 in 1995, representing an increase of $81,022. The increase in gross profit resulted from the increases in services revenues which has a higher profit margin than hardware equipment or software packages.

 Sales and Marketing. Sales and marketing expenses were $85,752 in the three months ended September 30, 1996 versus $185,575 in 1995. The decrease in sales and marketing expenses were due to the downsizing of the corporation to improve the profitability of the Company.

 Research and Development. Research and development expense decreased from $146,133 in 1995, to $43,249 in 1996. The decrease in research and development is attributable to the completion of CLASSIC software packages and downsizing of the programming staff.

 General and Administrative. General and administrative costs were $160,795 in 1995 versus $127,289 in 1996. The decrease in general and administrative costs is attributed to lower overhead expenses and decreases in personnel.

 Operating Income. For the three months ended September 30, 1996, operating loss was $79,347 compared to an operating loss of $398,582 in 1995. The decrease in operating loss in 1996 is attributed to the increases in profit margin, decreases in research and development expenses, general and administrative expenses, and sales and marketing expenses.

 Interest income (expense). Net interest expense increased to $48,084 in 1996 from $26,707 in 1995. This was primarily due to interest expense related to the Company's equipment capital leases and the building.

 Other income. Net other income is $26,929 for the three months ended September 30, 1996. This is due to the rental income generated by the building as well as miscellaneous sales.

Results of Operations


Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995

 Net Sales. For the nine months ended September 30, 1996, net sales were $1,072,435 versus $1,511,308 in the same period of the prior year, representing a decrease of $438,873. The decrease in net sales is primarily attributed to obstacles encountered in the development of the CLASSIC product lines in first half of 1996 and decreases in hardware equipment sales. The decreases is somewhat offset by the increase in the services revenues.

 Gross Profit. For the nine months ended September 30, 1996, gross profit was $393,248 versus $441,661 in 1995, representing a decrease of $48,413. The decreases in gross profit is attributed to the decreases in software package sales and equipment sales. The decrease is somewhat offset by increase in services revenues.

 Sales and Marketing. Sales and marketing expenses were $384,808 in the nine months ended September 30, 1996 versus $443,528 in 1995. The decreases in sales and marketing expenses were caused by decreases in marketing expenses and decreases in the Company's sales force.

 Research and Development. Research and development expense decreased from $315,684 in 1995, to $213,126 in 1996, a decrease of $102,558. The decrease in research and development is attributable to a decrease in the number of full time programmers involved in product development resulted from the completion of the CLASSIC products.

 General and Administrative. General and administrative costs were $419,618 in 1996 versus $401,424 in 1995. The increase in general and administrative costs is the result of increases in expenses.

 Operating Income. For the nine months ended September 30, 1996, the operating loss was $624,304 compared to an operating loss of $718,975 in 1995. The operating loss in 1996 is attributed to the decreases in sales. The operating loss is somewhat decreased by increases in services revenues and decreases in expenses.

 Interest income (expense). Net interest expense increased to $135,867 in 1996 from $74,011 in 1995. This was primarily due to interest expense related to the Company's building and other capital leases. The interest expense was somewhat offset by the interest earned on cash and short term investments.

 Other income. Net other income is $78,189 for the nine months ended September 30, 1996. This is due to the rental income generated by the new building as well as miscellaneous sales.

Liquidity and Capital Resources

For the nine months ended September 30, 1996, the Company generated cash from operating activities of $51,288 primarily due to increases in accounts payable and accrued liabilities. The Company has a working capital deficiencies of $819,737 as of September 30, 1996. The Company intends to reduce the working capital deficiency by increasing sales, downsizing and attempt to obtaining long-term financing. There can be no assurance that the Company will be successful in such actions in which event it may be necessary for the Company to substantially reduce its operations.

Capital expenditures relating primarily to the purchase of computer equipment , furniture and fixtures, acquisition, and software development amounted to $448,210 for the nine months ended September 30, 1996. Software development costs capitalized were $442,186 for the nine months ended September 30, 1996.

Part II.  Other Information

ITEM 5.	Other Events

		None

ITEM 6.	Exhibits and Reports on Form 8-K

 (a)	 	Exhibits: None

 (b)  	Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.



              	                  ProtoSource Corporation.




     November 8, 1996        	       Andrew Chu
                         		        Chief Financial Officer