Form 10KSB
period 1996-12-31
PROTOSOURCE CORP
filed 1997-03-28
CIK 932772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal  year  ended  December  31,  1996 or [ ]

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to ________________

Commission File No. 33-86242


                             PROTOSOURCE CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           California                                       77-0190772
---------------------------------------------           --------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                        Identification Number)


2300 Tulare Street, Suite 210
Fresno, California                                              93721
---------------------------------------------             -------------------
(Address of principal executive offices)                      (Zip Code)



Issuer's telephone number:  (209) 490-8600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                            No Par Value Common Stock
                    Redeemable Common Stock Purchase Warrants
                                (Title of Class)

Check  whether  the  Registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X     No
                                  -----      -----

     As of February 28, 1997, 7,730,001 shares of the Registrant's no par value Common Stock were outstanding. As of February 28, 1997, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $1,692,870 based upon a closing bid price of $.21 per share of Common Stock on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The Registrant's revenues for its most recent fiscal year were $697,581.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. The share information included herein does not reflect a one share for ten shares reverse stock split approved by the Company's stockholders on February 28, 1997. Except for the historical information contained herein, the matters set forth in this Report include forward- looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

The Company

     Operating through its ProtoSource Network ("PSNW") division, the Company provides Internet access and related services to individuals, public agencies and businesses in five small Central California cities. As of December 31, 1996, the Company had 2,500 subscribers for whom it provided Internet access. The Company intends to acquire other small Internet providers in markets with populations of less than 500,000 that are located initially in various Central California cities between Sacramento and Bakersfield. The Company believes that certain of these local Internet providers currently doing business in the Company's target markets will not be able to effectively manage the financial and administrative burdens imposed by the continuing consumer demand for local Internet services, unless these providers are integrated into larger, more diversified Internet products and services companies. The Company's long-term plan is to target a select number of such target markets and increase revenues through acquisition in such markets. The Company is not negotiating to acquire nor has it entered into any agreement to acquire any such Internet related companies.

History

     From July 1988 until August 1996, the Company's primary business was to design, develop and market software programs (and related hardware) for the agri-business industry including produce broker accounting programs, product tracking programs, crop chemical usage reports, crop cost and billing systems and fruit accounting programs. The programs were packaged under the Company's "Classic" line of products and were divided by function, sophistication and the size of the customer into "Classic" (appropriate for customers whose annual sales are less than $10 million), "Classic Advantage" (appropriate for customers whose annual sales are between $10 million and $100 million) and "Classic Custom" (appropriate for customers whose annual sales exceed $100 million). Prices ranged from $20,000 for a "Classic" program to $200,000 for a "Classic Custom" program. The Company also sold customized computer system configurations designed by it which integrated hardware and software. The Classic product line together with the Company's design services and hardware and software sales is collectively referred to as the "Classic Line."

     In February 1995, the Company completed an initial public offering ("IPO") of its securities, consisting of the sale of 690,000 Units to the public at $5.50 per Unit. Each Unit consisted of one share of Common Stock and one common stock purchase warrant (the "Public Warrants") to purchase an additional share of Common Stock at $6.50 per share until February 1998. McClurg Capital Corporation, the Representative of the Underwriters of the IPO (the "Prior Representative") received warrants (the "Prior Representative's Unit Warrants") to purchase 60,000 Units at $6.60 per Unit at any time until February 2000.

     In October 1996, the Company sold 6,000,000 shares of its Common Stock to a group of investors for $.25 per share or a total of $1,500,000. Included in the $1,500,000 was the conversion of $200,000 of debt to equity which was originally represented by a bridge loan for which the Company issued 400,000 shares of its Common Stock to the bridge lenders as additional consideration for the $200,000 loan. The Company also issued a total of 4,400,000 Warrants exercisable at $.25 per share in connection with the bridge loan and the private placement. The
6,400,000 shares, 4,400,000 Warrants and 4,400,000 shares underlying the Warrants are being registered pursuant to a Registration Statement on Form SB-2 filed with the Commission on January 26, 1997 (the "SB-2 Filing").

     In December 1996, the Company sold the Classic Line to a Canadian company for $300,000 in cash and an unsecured promissory note which the Company has not valued on its financial statements. As a part of the transaction, the Company received an exclusive worldwide license through December 2006 to market the Classic Line based upon a royalty of 16% of gross sales. In January 1997, the Company sold the remaining assets of the Classic Line (including the worldwide license to market the Classic Line) to SSC Technologies, Inc. ("SSC"), a privately-held company owned 25% by the Company and 75% by other stockholders including four individuals who were previously officers and directors of the Company (the "SCC Principals"). See "Item 12."

The Internet and the World Wide Web

     The Internet is a worldwide network that links thousands of public and private computer networks. The Internet began in 1969 as a project of the Advanced Research Projects Agency ("ARPA") of the U.S. Department of Defense to connect different types of computers across geographically disparate areas. The ARPA network was designed to allow any computer on the network to communicate with any other computer on the network through an open communications protocol known as TCP/IP.

     Initially, use of the Internet was limited to governmental, educational and commercial organizations with a working knowledge of the UNIX operating system and commands, and the primary use made of the Internet was the communication of information via electronic mail. However, there has been a rapid growth in the use and popularity of the Internet in the past several years. According to industry sources, users in more than 130 countries throughout the world are connected to the Internet including 24 million users in North America, 17.6 million of whom use the Web.

     The dramatic growth in the number of Internet users is attributable to a number of developments and factors. The first was the introduction in 1992 of the World Wide Web ("Web"), a client/server system of hyperlinked multimedia databases which began to unlock the potential of the Internet as a mass medium. The Web, developed by the European Laboratory for Research Physics ("CERN") in Switzerland, advanced the potential of the Internet in several significant ways. First, it enabled full multimedia presentation (including text, graphics, video and audio) over the Internet. Second, through the Web's system of standardized information protocols and a communications format called HyperText Transfer Protocol ("HTTP"), users were allowed access to information ("navigate") on the Web without entering complex alphanumeric commands. Third, using HyperText Markup Language ("HTML"), document authors were able to link text or images in one document to other documents anywhere else on the Web. When the user selected or, if using a mouse, clicked on the hypertext in one document (often displayed on the screen as highlighted words or images), the linked document was automatically accessed and displayed.

     The Web is based on a client/server system in which certain computers ("servers"), store information in files and respond to requests issued by remote user computers to view or download files, thus allowing multiple, geographically dispersed users to view and use the information stored on a single server. The user must use software, known as a browser, that can read HTML documents and follow their hypertext links to retrieve and display linked documents from servers such as the Company.

     An early limitation to growth of the Web was that the browser software initially provided by CERN was text-based and contained limited retrieval and display capabilities. In January 1993, the National Center for Supercomputing Applications ("NCSA") at the University of Illinois at Urbana-Champaign
significantly advanced the use of Web technology with the introduction of NCSA Mosaic for X Window on the UNIX platform, the first graphical user interface browser for the Web. The NCSA Mosaic graphical user interface allows users to access the diverse information archives, data protocols and data formats of the Internet using point-and-click, mouse-driven commands. NCSA Mosaic, which is offered to users on a free- with-copyright basis (making it available for use without charge and without the right to distribute), served as a catalyst for increased use of the Web. When NCSA released a version of NCSA Mosaic for Windows in September 1993, the Web became accessible to personal computer users for the first time.

     The increased popularity of the Internet is also attributable to the proliferation of information and services available on the Internet, as well as the expanded use of home personal computers, which increasingly contain modems as a standard feature. Among the types of publications and information available to Internet users are newspapers, magazines, weather updates, government documents and industry newsletters, as well as a variety of commercial products and services such as the Internet Waterway.

     In order to support the continued growth and popularity of the Internet, certain infrastructure elements must expand to handle the resulting increases in Internet demand and traffic. These elements include widespread, inexpensive Internet access, either through Internet access providers such as the Company or on-line services, and widely available high-speed communications channels to accommodate the increasing number and size of files available for downloading.

     As business organizations have begun to realize the potential of the Internet as an inexpensive and effective means of offering products and services directly to customers and potential customers, businesses are increasingly advertising and selling such products and services on the Web. For example, business organizations are now using the Web to provide product information and support to existing customers, to advertise products and services and to offer products and services for sale by means of on-line catalogs. It is this market, as well as Internet access, that the Company seeks to address. Industry sources have estimated, based on registered Internet addresses, that the number of commercial organizations as a percentage of total Internet users has increased from approximately 30% at the beginning of 1993 to approximately 60% at the end of 1994.

     Computer users wishing to access the vast array of information and services available on the Web use a browser that can read HTML documents, follow hypertext links and interface with the diverse information archives and data formats of the Web. The basic needs of most individual computer users casually browsing the Web can be fulfilled by a number of different browsers available today, including certain browsers that are available for no charge.

Strategy

     The Company's strategy is to provide low cost direct Internet access to subscribers by acquiring small Internet providers in target markets or by establishing its own marketing operations in such markets. Thereafter, the Company will seek to generate additional revenues by (i) increasing monthly

Internet access fees, (ii) offering monthly community access services, (iii) providing Internet consulting services, and (iv) generating marketing service fees charged to businesses seeking a Web site on the Internet.

     Increasing Monthly Internet Access Fees. The Web is the driving force behind the growth in Internet subscribers who use the Web to access information as well as commerce and communication. The Company intends to continue to provide low-priced direct Internet access through the Company's telecommunication network infrastructure which is comprised of two high speed dedicated data lines that connect directly to the backbone of the Internet. The Company plans to add additional high-speed dedicated data lines, enhance system-wide access software, and expand the number of points of presence (POPs) in local markets in order to attract and support additional subscribers. By increasing the number of POPs, the Company will offer Internet access through local phone calls and to more geographic areas which in turn may promote growth in its subscriber base.

     The Company also provides Integrated Services Digital Network (ISDN) and high-speed Internet access using dedicated data lines to business customers. The Company believes that the demand for high-speed Internet access and the ability to integrate Internet access into a corporate-wide computer network is becoming increasingly more important.

     Offering Monthly Community Access Services. Local public agencies, (such as city agencies, police departments and libraries), are seeking to provide information resources directly to their citizens through Community Web sites. Believing that its subscribers will be willing to pay a recurring fee for such community information access, the Company intends to offer such access in 1998.

     Providing Internet Consulting Services. The Company provides Internet solutions to assist businesses and their employees, including consulting services for network setup, Internet application implementation, Intranet design and Web site implementation.

     Generating Marketing Service Fees. The Company will continue to design and develop Web sites for its clients with sophisticated graphics to attract user attention. The Company also provides all necessary hardware and software and stores its clients' Web pages on its dedicated servers, which are monitored and maintained 24 hours a day, 365 days a year.

Acquisition Strategies

     The Company will seek to acquire local Internet access providers in its Central California target markets. The criteria for such acquisition candidates calls for attracting companies that (i) are located in markets under 500,000 population; (ii) have been in business a minimum of one year; (iii) have at least 300 subscribers; (iv) have current owners and staff with strong technical backgrounds, (v) enjoy strong community contacts, and (vi) offer projected annual growth rates in excess of 200%. The Company may also seek to acquire other small companies that provide consulting and related Internet services. The Company is not negotiating to acquire nor has it entered into any agreement to acquire any such Internet related companies.

Marketing

     The Company primarily markets to customers who are new to the Internet, and who seek to access information using point-and-click graphical interface. Marketing is conducted through a small sales force which contacts prospective customers responding to advertisements in computer, professional and business publications. The Company also seeks customers by participating in industry trade shows and educational seminars and through referrals from existing customers. In addition, the Company seeks strategic alliances with local computer retailers who offer Internet access fee discounts to their customers and through joint advertising efforts with television and radio stations. The Company may also distribute Internet services through retail channels.

     Direct mailings, telemarketing programs, co-marketing agreements and joint promotional efforts among organizations and individual users are strategies that the Company may employ in the future. Finally, the Company seeks to retain business customers and individual users through what it perceives to be responsive customer support and services programs.

Competition

     The Internet services business is highly competitive and there are few significant barriers to entry. Currently, the Company competes with a number of national and local California Internet service providers. In addition, a number of multinational corporations, including giant communications carriers such as AT&T, Cable and Wireless, MCI, Sprint and the regional Bell operating companies, are offering, or have announced plans to offer, Internet access or on-line services. The Company also faces significant competition from the on-line service firms such as America Online (AOL), CompuServe, Delphi, Genie, Microsoft and Prodigy. The Company believes that new competitors which may include computer software and services, telephone, media, publishing, cable television and other companies, are likely to enter the on-line services market.

     The ability of some of the Company's competitors to bundle Internet access software with other popular products and services could give those competitors an advantage over the Company. For example, NETCOM, MCI and PSI offer retail software packages and AOL and Prodigy bundle their software with new PCs.

     Many of the Company's competitors possess financial resources significantly greater than those of the Company and, accordingly, could initiate and support prolonged price competition to gain market share. If significant price competition were to develop, the Company might be forced to lower its prices, possibly for a protracted period, which would have a material adverse effect on its financial condition and results of operations and could threaten its economic viability. In addition, the Company believes that the Internet service and on-line services business are likely to consolidate in the future, which could result in increased price and other competition in the industry and consequently adversely impact the Company. A number of on-line services have recently lowered their monthly service fees, which may cause the Company to lower its monthly fees in order to compete.

     The Company believes that the primary competitive factors among Internet access providers are price, customer support, technical expertise, local presence in a market, ease of use, variety of value-added services and reliability. The Company believes it is able to compete favorably in these areas. The Company's success in its markets will depend heavily upon its ability to provide high quality Internet connectivity and value-added Internet services targeted in select target markets. Other factors that will affect the Company's success in these markets include the Company's continued ability to attract additional experienced marketing, sales and management talent, and the expansion of support, training and field service capabilities.

Employees

     As of February 28, 1997, the Company employed 15 full-time individuals. The Company believes it maintains good relations with its employees. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

     In September 1994, the Company acquired, under a 20-year non-cancelable capital lease, an office building, including land and improvements at 2580 West Shaw, Fresno, California 93711. The lease requires initial annual minimum lease payments lease payments of $188,000, increasing every five years to a maximum annual payment of $338,000 in 2009. Under the lease, the Company has an option at any time to purchase the building and land for $1,800,000 through April 30, 1997. Such amount increases to $1,900,000 through April 30, 1998. After April 30, 1998, the option amount increases annually by the percentage increase in the Consumers Price Index, as further described in the lease. Upon exercise of the purchase option, the principal portion of the lease payments made by the Company will be applied toward the down payment for the purchase price based upon an amortized 20-year note with interest accrued at 9% per annum. The Company has leased a portion of the building to the SSC Principals based upon monthly payments to the Company of $12,000 through February 28, 1998. The Company also receives lease payments from another tenant in the amount of $78,000 per year.

     The Company leases 4,000 square feet of space for its corporate offices and PSNW facilities at 2300 Tulare Street, Suite 210, Fresno, California 93721. The lease is for five years, ending May 2002 and requires minimum annual payments of $40,250 increasing every year to a maximum of $55,375 in 2002.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The Company's Common Stock traded on the NASDAQ Small Cap Market under the symbol "PSCO" from February 9, 1995 until July 10, 1996 when it was delisted from NASDAQ and commenced trading on the Electronic Bulletin Board under the symbol "PSCO."

     The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Common Stock as reported by NASDAQ and the Electronic Bulletin Board but does not include retail markup, markdown or commissions.

                                                                 Price
                                                             --------------
By Quarter Ended:                                            High      Low
-----------------                                            ----      ---

March 31, 1997 (through February 28, 1997)..............    $ .31      $ .21

December 31, 1996.......................................      .75        .21
September 30, 1996......................................     1.00        .56
June 30, 1996...........................................     1.75        .56
March 31, 1996..........................................     2.13        .94

December 31, 1995.......................................     2.50       1.75
September 30, 1995......................................     4.00       1.00
June 30, 1995...........................................     4.88       3.34
March 31, 1995..........................................     5.00       4.25

     As of February 28, 1997, the Company had approximately 355 record and beneficial stockholders.

Dividend Policy

     The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Background

     Operating through its ProtoSource Network ("PSNW") division, the Company provides Internet access and related services to individuals, public agencies and businesses in five small Central California cities. As of December 31, 1996, the Company had 2,500 subscribers for whom it provided Internet access. The Company intends to acquire other small Internet providers in markets with populations of less than 500,000 that are located initially in various Central California cities between Sacramento and Bakersfield. The Company believes that certain of these local Internet providers currently doing business in the Company's target markets will not be able to effectively manage the financial and administrative burdens imposed by the continuing consumer demand for local Internet services, unless these providers are integrated into larger, more diversified Internet products and services companies. The Company's long-term plan is to target a select number of such target markets and increase revenues through acquisition in such markets. The Company is not negotiating to acquire nor has it entered into any agreement to acquire any such Internet related companies.

Results of Operations

Year Ended December 31, 1996 vs. Year Ended December 31, 1995

     Net Sales. For fiscal 1996, Internet services revenues were $697,581 versus $100,901 in fiscal 1995, which represents a 591% increase in revenue. The increases are attributed to increases in the number of Internet users worldwide and increased market penetration of the Company's ProtoSource Network ("PSNW") division in the central California area. PSNW only operated from August to December in 1995 versus a full year in 1996. Management believes that the PSNW revenues will continue to increase as the Company increases the number of Points of Presence ("POPS") to provide Internet services to more geographic areas.

     Operating Expenses. Operating expenses were $1,121,773 in 1996 versus $1,079,503 in 1995. The increased operating expense is the result of increased depreciation expenses, additional personnel expenses and legal and accounting expenses related to the Company's restructuring and the divestiture of the Classic Line. Management believes that the operating expenses will remain at the same level or decrease as a result of reduced personnel and facilities expenses after the Classic Line sale. The decreases may be somewhat offset by the increases in operating expenses as the PSNW grows.

     Operating Loss. For fiscal 1996, the operating loss was $424,192 compared to an operating loss of $978,602 in 1995 which represents a 56% decrease. The decrease in the operating loss in 1996 is attributed to the significant increases in Internet services revenues by $596,680. Management believes that operating results will improve as revenues increase and operating expenses decrease.

     Interest, Net. Net interest expense for 1996 was $268,721 compared to $109,301 in 1995. The increase in interest expense is primarily attributed to additional interest expense related to capital leases on computer equipment and interest expense related to the building which the Company acquired under a 20-year capital lease. The net interest expense is further increased by decreases in interest income in 1996.

     Financing Costs. Financing costs were $126,000 in 1996 which represented the commission and expenses related to 400,000 shares of the Company's Common Stock issued to the investors as additional compensation for the Common Stock Placement. The Common Stock issued was valued at $.25 per share and resulted in a financing expense of $100,000 to the Company.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net Sales. For fiscal 1995, net sales were $1,835,000 versus $1,831,000 in fiscal 1994. Software product sales increased by 95% from $145,000 in 1994 to $283,000 in 1995. Hardware equipment sales decreased slightly from $984,000 in 1994 to $942,000 in 1995 due primarily to decreases in prices in the PC product lines. Professional service fees decreased from $681,000 in 1994 to $610,000 in 1995 as a result of shifting programming resources from professional services to packaged software development. The lower than expected sales were primarily the results of development difficulties encountered in the Classic product lines. The significant increases in software product sales can be attributed to the acceptance of the new PC software products prior to the development obstacles encountered. Management believes that focusing in PC product development will increase the long-term profitability of the Company.

     Gross Profit. For fiscal 1995, gross profit was $395,000 versus $557,000 in 1994, representing a decrease of $162,000 or 29.1%. As a percentage of sales, gross profit declined to 21.5% in 1995 from 30.4% in 1994. The decrease in gross profit is attributed to the increase in investment of software development which increases cost of product sales and lower gross margin for PC hardware equipment. Management believes that the gross margin will improve when the software sales increase and software development costs decrease.

     Sales and Marketing. Sales and marketing expenses were $641,000 in fiscal 1995 versus $275,000 in 1994. The increases in sales and marketing expenses were caused by increases in sales personnel and increases in advertising and marketing for the introduction of the Classic product lines. The Company believes that the sales and marketing expenses will decrease to approximately 15% of total revenues when software sales increase.

     Research and Development. Research and development increased from $232,000 in 1994, to $495,000 in 1996. The increase in research and development is attributable to an increase in the number of full-time equivalent programmers involved in product development activities from seven programmers in 1994 to fifteen programmers in 1995. Management believes that the investment in research and development will give the Company significant competitive advantages over competitors and will increase long-term profitability of the Company. Management expects that the Classic product will be completed in early 1996.

     General and Administrative. General and administrative costs were $1,080,000 in 1995 versus $257,000 in 1994. The increase in general and administrative costs is the result of moving into a larger building, increases in business transactions, increases of personnel and the significant increase in the bad debts expenses resulted from the development difficulties that have been resolved by the research and development team in the fall of 1995 which were encountered in the development of the Classic product line in the second quarter of 1995.

     Operating Loss. For fiscal 1995, the operating loss was $1,820,000 compared to an operating loss of $208,000 in 1994. The increase in operating loss in 1995 is attributed to the significant increases in research and development by $263,000 to develop the Classic product lines for PC, increases in marketing expenses for the introduction of the new PC product lines and increases in general and administrative expenses resulting from the move to larger facilities and the significant increase of bad debt expenses due to the development obstacles encountered in the second quarter of 1995.

Liquidity and Capital Resources

     Historically the Company required funds principally to finance increasing levels of trade receivables which were caused by increasing sales volume and business expansion. Those requirements have been met through internally generated funds, bridge loans and short-term borrowings from a revolving bank credit line. Funding for expansion of property and equipment has been provided primarily by capital leases, operating leases and term loans.

     The Company's IPO generated gross proceeds of $3,795,000 and net proceeds of $3,415,500 to the Company in 1995. The Company's Common Stock Placement generated gross proceeds of $1,500,000 and net proceeds of $1,275,199. The Company also received a capital contribution of $154,792 from officers through forgiveness of previously accrued salaries.

     For the year ended December 31, 1996, the Company purchased $38,421 of property and equipment and acquired under capital lease $90,349 of property and equipment. The Company's capitalized software development costs were $442,100. The equipment acquired was primarily used to provide Internet services to PSWN's customers.

     For the year ended December 31, 1995, the Company acquired $404,000 of property and equipment and capitalized software development costs of $593,000. Included in these transactions were the purchase of computer and related teaching equipment for the expansion of the Company's computer center facility and acquisition of PSNW. The assets acquired by the Company are primarily for Internet access, education and computer training purposes.

     In September 1994, the Company acquired, under a 20-year capital lease, a 20,000 square foot office building. The Company occupies approximately half of the space as its corporate offices and subleases the other half to unrelated third parties. The capitalized costs for the land, building and improvements was $1,760,000. The capital lease payments for the land, building and improvements was $1,760,000. The capital lease payments for the building will increase annual cash outflows by approximately $60,000 through 2014, net of sublease income.

     At December 31, 1996, the Company had working capital of $99,982. The limited working capital may restrict the ability of the Company to acquire additional financing. The inability to obtain sufficient financing to support the Company's planned growth would have a negative impact on its results of operations.

     The Company used net proceeds from the Common Stock Placement to repay short-term debt and used additional proceeds to sell the Classic Line, MarketStreet and computer training divisions. The Company also used proceeds to acquire additional equipment for PSNW in order to expand its capacity. The Company will use the remaining proceeds for marketing and working capital for the operation of PSNW division.

     In December 1996, the Company sold the Classic Line to a Canadian company for $300,000 in cash and an unsecured promissory note which the Company has not valued on its financial statements. As a part of the transaction, the Company received an exclusive worldwide license through December 2006 to market the Classic Line based upon a royalty of 16% of gross sales. In January 1997, the Company sold the remaining assets of the Classic Line (including the worldwide license to market the Classic Line) to SSC Technologies, Inc. ("SSC"), a privately-held company owned 25% by the Company and 75% by other stockholders including four individuals who were previously officers and directors of the Company (the "SCC Principals"). See "Item 12."

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                             PROTOSOURCE CORPORATION


                          INDEX TO FINANCIAL STATEMENTS



Financial Statements                                                   Page
--------------------                                                   ----

 Independent Auditors' Report                                           F-2

 Balance Sheet as of December 31, 1996                                  F-3

 Statements of Operations for the Years Ended
  December 31, 1996 and 1995                                            F-5

 Statements Of Changes in Shareholders' Equity
  for the Years Ended December 31, 1996 and 1995                        F-6

 Statements Of Cash Flows for the Years Ended
  December 31, 1996 and 1995                                            F-7

 Notes To Financial Statements                                          F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
ProtoSource Corporation


We have audited the accompanying balance sheet of ProtoSource Corporation as of December 31, 1996 and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProtoSource Corporation as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.


                                                  /S/  ANGELL & DEERING
                                                  -----------------------------
                                                  Angell & Deering
                                                  Certified Public Accountants

Denver, Colorado
February 28, 1997

                             PROTOSOURCE CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 1996



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                      $  482,357
  Accounts receivable:
   Trade                                                             29,156
   Employees and other                                               21,397
  Inventories                                                         8,980
  Prepaid expenses and other                                         14,587
  Current portion of note receivable                                 47,285
                                                                 ----------

          Total Current Assets                                      603,762
                                                                 ----------

Property and Equipment, at cost:
  Land                                                              411,176
  Building and improvements                                       1,381,816
  Equipment                                                         680,377
  Furniture                                                         104,375
  Vehicles                                                           10,090
                                                                 ----------
                                                                  2,587,834
  Less accumulated depreciation and amortization                    486,441
                                                                 ----------

         Net Property and Equipment                               2,101,393
                                                                 ----------

Other Assets:
  Goodwill, net of accumulated amortization
   of $2,006                                                         19,239
  Deferred tax assets                                                71,550
  Note receivable, net of current portion above                     723,565
  Deposits and other assets                                          42,346
                                                                 ----------

         Total Other Assets                                         856,700
                                                                 ----------

         Total Assets                                            $3,561,855
                                                                 ==========









                     The accompanying notes are an integral
                       part of these financial statements.

                             PROTOSOURCE CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 1996



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                               $   195,694
  Accrued liabilities                                                267,228
  Customer deposits                                                    1,500
  Current portion of long-term debt                                   39,358
                                                                 -----------

         Total Current Liabilities                                   503,780
                                                                 -----------

Long-Term Debt, net of current portion above:
  Bank                                                                 2,220
  Obligations under capital leases                                 1,852,083
  Less current portion above                                         (39,358)
                                                                 -----------

         Total Long-Term Debt                                      1,814,945
                                                                 -----------
Commitments and contingencies                                             --

Shareholders' Equity:
  Preferred stock, no par value; 5,000,000
   shares authorized, none issued and
   outstanding                                                            --
  Common stock, no par value; 10,000,000
   shares authorized, 773,000 shares issued
   and outstanding                                                 4,839,485
  Accumulated deficit                                             (3,596,355)
                                                                 -----------

         Total Shareholders' Equity                                1,243,130
                                                                 -----------

         Total Liabilities and Shareholders'
          Equity                                                 $ 3,561,855
                                                                 ===========









                     The accompanying notes are an integral
                       part of these financial statements.

                                     PROTOSOURCE CORPORATION
                                    STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995



                                                     1996                        1995
                                                     ----                        ----
Net Revenues:
  Internet service fees                          $   697,581                 $   100,901
                                                  -----------                 -----------

         Total Revenues                               697,581                     100,901
                                                  -----------                 -----------

Operating expenses                                  1,121,773                   1,079,503
                                                  -----------                 -----------

         Operating Loss                              (424,192)                   (978,602)
                                                  -----------                 -----------

Other Income (Expense):
  Interest income                                       3,507                      50,891
  Interest expense                                   (272,228)                   (160,192)
  Financing costs                                    (126,000)                         --
  Rent income                                         146,122                     124,356
  Other, net                                               --                     (10,231)
                                                  -----------                 -----------

         Total Other Income (Expense)                (248,599)                      4,824
                                                  -----------                 -----------
Loss From Continuing Operations
 Before Provision For Income Taxes                   (672,791)                   (973,778)

Provision for income taxes                                 --                         800
                                                  -----------                 -----------

Loss From Continuing Operations                      (672,791)                   (974,578)
                                                  -----------                 ------------

Discontinued Operations:
  Loss from discontinued
   operations (Note 2)                               (532,663)                   (841,707)
  Loss on disposal (Note 2)                          (204,346)                         --
                                                  -----------                 -----------

         Loss From Discontinued
          Operations                                 (737,009)                   (841,707)
                                                  -----------                 -----------

Net Loss                                          $(1,409,800)                $(1,816,285)
                                                  ===========                 ===========

Net Loss Per Share of Common Stock:
  Loss from continuing operations                 $     (2.46)                $     (7.88)
  Discontinued operations                               (2.70)                      (6.81)
                                                  -----------                 -----------

  Net Loss                                        $     (5.16)                $    (14.69)
                                                  ===========                 ===========

Weighted Average Number of
 Common Shares Outstanding                            273,055                     123,659
                                                  ===========                 ===========







                           The  accompanying  notes  are an  integral
                               part of these financial statements.


                                              PROTOSOURCE CORPORATION
                                        STATEMENTS OF SHAREHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995

                                                      Series A
                                                   Preferred Stock               Common Stock
                                                   ---------------               ------------        Accumulated
                                                Shares         Amount      Shares        Amount        Deficit
                                                ------         ------      ------        ------        -------

Balance at December 31, 1994                   900,000           $ --       64,000    $  303,595     $ (370,270)

Issuance of common stock and warrants
 in public offering (net of offering
 costs of $808,476)                                 --             --       69,000     2,986,524             --

Contribution of shares to the Company
 by officers and directors for issuance
 in connection with an acquisition                  --             --           --        19,375             --

Net loss                                            --             --           --            --     (1,816,285)
                                              --------           ----      -------    ----------    -----------

Balance at December 31, 1995                   900,000             --      133,000     3,309,494     (2,186,555)

Contribution of capital by officers
 through forgiveness of previously
 accrued salaries                                   --             --           --       154,792             --

Issuance of common stock in
 connection with bridge loans                       --             --       40,000       100,000             --

Issuance of common stock in private
 offering (net of offering costs of
 $224,801)                                          --             --      600,000     1,275,199             --

Cancellation of Preferred Stock in
 connection with divestiture of assets        (900,000)            --           --            --             --

Net loss                                            --             --           --            --     (1,409,800)
                                              --------           ----      -------    ----------    -----------

Balance at December 31, 1996                        --           $ --      773,000    $4,839,485    $(3,596,355)
                                              ========           ====      =======    ==========    ===========














                                    The  accompanying  notes  are an  integral
                                      part of these financial statements.

                                   PROTOSOURCE CORPORATION
                                  STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995

                                                              1996                 1995
                                                              ----                 ----
  Cash Flows From Operating Activities:
    Net loss                                              $(1,409,800)         $(1,816,285)
    Adjustments to reconcile net
     loss to net cash used by
     operating activities:
      Depreciation and amortization                           367,049              584,810
      Provision for bad debts                                      --              508,187
      Assets and liabilities disposed of
       in divestiture and note receivable
       received                                                17,176                   --
      Gain on disposal of equipment                            (4,607)                  --
      Issuance of common stock for
       costs of financing                                     100,000                   --
      Changes in operating assets
       and liabilities:
       Accounts receivable                                    163,556             (499,436)
       Inventories                                              7,079               (4,625)
       Deposits and other assets                               15,441              (18,814)
       Accounts payable                                        32,536             (150,623)
       Accrued liabilities                                    344,284              (10,618)
       Customer deposits                                       (4,000)             (12,213)
       Unearned customer support revenue                      (34,542)              (5,286)
                                                          -----------          -----------

             Net Cash (Used) By Operating
              Activities                                     (405,828)          (1,424,903)
                                                          -----------          -----------

  Cash Flows From Investing Activities:
    Purchases of property and equipment                       (38,421)            (403,591)
    Proceeds from disposal of equipment                        10,536                   --
    Software development costs capitalized                   (442,100)            (592,754)
    Receivable from shareholders                                   --              (35,000)
                                                          -----------          ------------


             Net Cash (Used) By Investing
              Activities                                     (469,985)          (1,031,345)
                                                          -----------          -----------

  Cash Flows From Financing Activities:
    Payments on notes payable                                 (55,675)            (625,998)
    Proceeds from borrowing                                   200,000               20,000
    Issuance of common stock                                1,300,000            3,795,000
    Offering costs incurred                                  (224,801)            (619,990)
                                                          -----------          -----------

             Net Cash Provided By Financing
              Activities                                    1,219,524            2,569,012
                                                          -----------          -----------






                     The accompanying notes are an integral
                       part of these financial statements.


                             PROTOSOURCE CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995



                                                           1996               1995
                                                           ----               ----
            Net Increase in Cash and
             Cash Equivalents                             $343,711           $112,764

            Cash and Cash Equivalents at
             Beginning of Year                             138,646             25,882
                                                          --------           --------

            Cash and Cash Equivalents at
             End of Year                                  $482,357           $138,646
                                                          ========           ========


  Supplemental Disclosure of
   Cash Flow Information:
    Cash paid during the year for:
     Interest                                             $272,228           $174,251
     Income taxes                                               --                800

  Supplemental Disclosure of Noncash
   Investing and Financing Activities:
    Acquisition of equipment
     under capital leases                                 $ 90,349           $118,701
    Common stock contributed by
     stockholders for issuance in
     acquisition by the Company                                 --             19,375
    Conversion of account payable to a
     note payable                                           32,000                 --
    Capital contribution by officers
     through forgiveness of previously
     accrued salaries                                      154,792                 --
    Conversion of note payable into
     common stock                                          200,000                 --










                          The accompanying notes are an integral
                            part of these financial statements.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies
---------------------------------------------
     Description of Business
     -----------------------
     ProtoSource Corporation, formerly SHR Corporation, doing business as Software Solutions Company (the "Company"), was incorporated on July 1, 1988, under the laws of the state of California. The Company is an Internet services provider.

     Reclassifications
     -----------------
     The former software development, MarketStreet and computer training center divisions are presented as discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30 (Note 2). The 1995 operations and per share information have been reclassified to present the operations of the three divisions as discontinued operations also.

     Stock Split
     -----------
     On February 28, 1997, the Company's shareholders adopted a resolution approving a one for ten reverse stock split of the issued and outstanding common shares, effective April 2, 1997. All share information and per share data have been retroactively restated for all periods presented to reflect the reverse stock split.

     Revenue Recognition
     -------------------
     Product sales represent sales of application software to end users. Equipment sales represent sales of computer and peripheral equipment bundled with the Company's software. Professional service fees represent revenue from custom programming, post contract customer support (PCS) agreements and training and installation related services. Fees associated with insignificant vendor obligations related to installation of systems are deferred and recognized upon completion of performance. Other income represents primarily sales of promotional brochures, marketing materials and sales of miscellaneous equipment and supplies.

     Revenue from product sales is recognized upon delivery to the customer, provided that no significant vendor or PCS obligations remain, and collection of the related receivable is deemed probable. Revenue from PCS agreements is recognized on a straight-line basis over the period of the PCS agreement.

     Revenue from the Internet operations are recognized as the customers is billed for the monthly access fees.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

     Inventories
     -----------
     Inventories, consisting of computer equipment and supplies held for resale, are stated at the lower of cost (determined on the first in, first out method) or market.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------
     Property and Equipment
     ----------------------
     Depreciation and amortization of equipment, furniture and vehicles are computed using the straight-line method over estimated useful lives of three to seven years. Assets held under capital lease obligations, exclusive of land, are amortized using the straight-line method over the shorter of the useful lives of the assets or the term of the lease. Depreciation of property and equipment charged to operations was $233,201 and $171,695 for the years ended December 31, 1996 and 1995, respectively.

     Goodwill
     --------
     Goodwill is being amortized using the straight-line method over an estimated useful life of 15 years.

     Investment
     ----------
     The Company has a 25% ownership interest in SSC Technologies, Inc. ("SSC"). The Company received the equity interest in connection with the divestiture of three operating divisions of the Company (Note 2). The cost of its investment is $--, and since the Company does not have the ability to exercise influence over operating and financial policies of SSC, the Company is accounting for its investment in SSC utilizing the cost method of accounting. Under the cost method, net accumulated earnings of an investee subsequent to the date of investment are recognized by the investor only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment.

     Software Development Costs
     --------------------------
     Software development costs are capitalized with respect to those products for which technological feasibility (as defined in Statement of Financial Accounting Standards No. 86) has been established. Capitalized amounts are reported at the lower of unamortized cost or net realizable value. These costs are amortized into cost of goods sold on a product-by-product basis. The annual amortization expense is the greater of the amount computed using the ratio of current revenue to the total anticipated revenue for the product or the straight-line method over the estimated life of the product starting when the product is available for general release to customers. Generally, the Company amortizes these costs over three years. Software development costs capitalized relate primarily to product enhancements. Amortization expense for capitalized software was $132,254 and $412,258 for the years ended December 31, 1996 and 1995, respectively.

     Deferred Offering Costs
     -----------------------
     In connection with the Company's public offering (Note 6), costs incurred to complete the offering have been deferred and were offset against the proceeds of the offering.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------
     Stock-Based Compensation
     ------------------------
     During the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". See Note 8 for pro forma disclosures of net income and earnings per share as if the fair value- based method prescribed by SFAS 123 had been applied in measuring compensation expense.

     Income Taxes
     ------------
     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1992. Under the statement, deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

     NetIncome (Loss) Per Share of Common Stock
     ------------------------------------------
     Net income (loss) per share of common stock is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants.

     Estimates
     ---------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Discontinued Operations
--------------------------
     In 1996, the Company retained the Kriegsman Group ("Kriegsman"), a financial consulting firm, to assist it with a financial restructuring of its operations. In connection with the financial restructuring the Company divested the software development, MarketStreet (advertising division) and the computer training center divisions. The divisions were to be spun-off to a new Company owned by the former management of the Company effective August 31, 1996. The closing for the divestiture occurred on December 31, 1996. All of the assets of the three divisions and the related liabilities and facilities leases were assumed by the former management and a note payable was issued by the former management to the Company in the amount of $770,850 (Note 9). Also included in the assets of the divested divisions

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


2. Discontinued Operations (Continued)
--------------------------------------
     was $500,000 in cash less approximately $200,000 in liabilities which were paid by the Company which resulted in approximately $300,000 in cash paid to the divested divisions. The management of the divested divisions also assumed all litigation and claims related to the divisions which includes one law suit in the amount of approximately $70,000. The Kriegsman Group also nominated new members for the Board of Directors upon completion of the divestiture of the three divisions which were approved in January 1997. The Company received a 25% ownership interest in the common stock of the new company formed to acquire the divested divisions and the divested divisions will lease the principal office from the Company for a period of eighteen months at the current market rate.

     Kriegsman was to use its best efforts to provide a minimum of $1,500,000 of financing for the Company through bridge loans or equity financing. In August 1996, a bridge loan of $200,000 was obtained by the Company for which the Company issued 400,000 shares of common stock to the bridge lenders as additional consideration for the $200,000 loan. In October and November 1996 the Company sold 600,000 shares of its common stock at $2.50 per share through an Underwriter, which included the conversion of the $200,000 bridge loan into common stock. The Company paid the Underwriter a 10% sales commission and a 3% nonaccountable expense allowance on the bridge loan and sale of common stock. The Company also entered into a two year financial consulting agreement with the Underwriter which provides for a monthly consulting fee of $5,000 for the two year period.

     As a part of the financing transaction, the Company granted both the Underwriter and Kriegsman warrants to purchase common stock. The Company granted 220,000 warrants to each which are exercisable at $2.50 per share for a four year period through October 31, 2001. The Company also agreed to use its best efforts to file a Registration Statement within 90 days of the closing of the Private Placement to register the shares issued in the Private Placement and the shares underlying the warrants issued to the Underwriter and Kriegsman.

     Revenues applicable to the Company's discontinued  operations were $540,112
     and   $1,734,605   for  the  years  ended   December  31,  1996  and  1995,
     respectively.

3. Long-Term Debt
-----------------
     Long-term debt consists of the following:

     Bank
     ----

     10.5%  installment  note  due  in  1997  with
     monthly  principal  and interest  payments of
     $328, collateralized by an automobile.                      $    2,220

                            PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


3. Long-Term Debt (Continued)
-----------------------------
     Obligations Under Capital Leases
     --------------------------------

     5.7% to 25.1%  installment  notes due in 1997
     to 2001, collateralized by equipment.                         193,146

     13% capital  lease for building and land with
     a 20 year lease term, with monthly  principal
     and  interest  payments  of  $15,634  for the
     first five  years,  $19,021 for the next five
     years,  $23,142  for the next five  years and
     $28,156  for  the  next  five  years  with an
     escalating purchase option (Note 7).                       1,658,937
                                                              -----------

       Total Long-Term Debt                                     1,854,303
       Less current portion of long-term debt                     (39,358)
                                                              -----------

       Long-Term Debt                                          $1,814,945
                                                               ==========

     Installments due on debt principal, including the capital leases, at December 31, 1996 are as follows:

                 Year Ending
                 December 31,
                 ------------
                    1997                                 $   39,358
                    1998                                     26,058
                    1999                                     16,325
                    2000                                     42,101
                    2001                                     10,591
                    Later years                           1,719,870
                                                         ----------

                       Total                             $1,854,303
                                                         ==========


4. Income Taxes
---------------
     The components of the provision for income taxes are as follows:

                                                  1996              1995
                                                  ----              ----
     Current:
        Federal                                  $     --          $     --
        State                                          --               800
                                                 --------          --------
          Total                                        --               800
                                                 --------          --------

     Deferred:
         Federal                                       --                --
         State                                         --                --
                                                 --------          --------
           Total                                       --                --
                                                 --------          --------

     Total Provision For Income Taxes            $     --          $    800
                                                 ========          ========


     The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


4. Income Taxes (Continued)
---------------------------
                                                   1996            1995
                                                   ----            ----

     Federal statutory rate                         (25)%           (25)%
     State franchise taxes,
      net of federal benefits                        (4)             (4)
     Valuation allowance                             29              29
                                                 ------          ------

                 Total                               -- %            -- %
                                                 ======         =======

     Significant components of deferred income taxes as of December 31, 1996 are as follows:

       Net operating loss carryforward                 $1,051,240
       Vacation accrual                                     2,070
                                                       ----------

       Total deferred tax asset                         1,053,310
                                                       ----------

       Accelerated depreciation                           (43,540)
       State income taxes                                  (1,520)
                                                       ----------

       Total deferred tax liability                       (45,060)
       Less valuation allowance                          (936,700)
                                                       ----------

       Net Deferred Tax Asset                          $   71,550
                                                       ==========

     The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $71,550 of deferred tax assets will be realized. The remaining valuation allowance of $936,700 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $406,760. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

     At December 31, 1996, the Company had federal and California net operating loss carryforwards of approximately $3,900,000 and $1,900,000, respectively. Such carryforwards expire in the years 2007 through 2011 and 1997 through 2001 for federal and California purposes, respectively.

5. Acquisitions
---------------

     In July 1995, the Company purchased, from an unrelated individual certain assets of ValleyNet Communications, an Internet services provider. The purchase price was $50,000 in cash and 500 shares of the Company's common stock. The common stock was issued by the Company's shareholders in accordance with their agreement to use certain of their shares owned individually in connection with future acquisitions of the Company (Note
     9). The assets acquired consists of computer hardware and software, and goodwill of $21,245 was recorded in connection with the acquisition. The goodwill is being amortized over a fifteen year useful life.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


6. Shareholders' Equity
-----------------------
     Incentive Stock Option Plan
     ---------------------------
     In November 1994, the Company's Board of Directors authorized and the shareholders approved, a stock option plan which provides for the grant of incentive and nonqualified options to eligible officers and key employees of the Company to purchase up to 150,000 shares of the Company's common stock. The purchase price of such shares shall be at least equal to the fair market value at the date of grant. Such options vest at the discretion of the Board of Directors, generally over a four-year period. The stock option plan expires in 2004. As of December 31, 1996, no options have been granted under the Plan.

     Preferred Stock
     ---------------

     In December 1994, the Company issued to six individuals, including the Company's five executive officers, for no consideration, a total of 900,000 shares of Series A Convertible Preferred Stock, no par value. Such shares are automatically convertible, in varying amounts per year, into an equivalent number of shares of common stock through 2003 if certain revenue and net income milestones are met as follows:

          (i) an aggregate of 9,375 shares of Series A Preferred Stock will convert to common stock if the Company reports gross annual revenues of at least $9,600,000 and annual after tax earnings of at least $1,550,000 for the calendar year ended December 31, 1996, an additional 9,375 shares per year will convert to common stock from 1997 to 2002, and 121,875 shares in 2003 if the company reports gross annual revenues of at least $9,600,000, and annual after tax earnings of at least $1,550,000 for calendar years 1997 through 2003.

          (ii) an aggregate of 9,375 shares of Series A Preferred Stock will convert to common stock if the Company reports gross annual revenues of at least $15,500,000 and annual after tax earnings of at least $3,000,000 for the calendar year ending December 31, 1997, an additional 9,375 shares per year will convert to common stock from 1998 to 2002, and 131,250 shares in 2003 if the Company reports gross annual revenues of at least $15,500,000, and annual after tax earnings of at least $3,000,000 for calendar years 1998 through 2003.

          (iii) An aggregate of 15,000 shares of Series A Preferred Stock will convert to common stock if the Company reports gross annual revenues of at least $23,800,000 and annual after tax earnings of at least $5,100,000 for the calendar year ending December 31, 1998, an additional 5,000 shares per year will convert to common stock from 1999 to 2002, and 225,000 shares in 2003 if the Company reports gross annual revenues of at least $23,800,000, and annual after tax earnings of at least $5,100,000 for calendar years 1999 through 2003.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


6. Shareholders' Equity (Continued)
-----------------------------------
     Preferred Stock (Continued)
     ---------------------------

     The fair market value of the common stock issued upon conversion will be charged to operations at that time. Any preferred shares not converted during such period will be canceled. If, prior to January 1, 1999 (i) the Company consolidates with or merges into another corporation or entity (and the Company is not the survivor) or if the Company sells or leases substantially all of its assets and the Company's common stock has appreciated an average of 10% per annum for each 12 month period following the date of the Company's Prospectus (February 9, 1995) or (ii) any person, entity or affiliated group or entities acquires 40% or more of the Company's common stock in any 12 month period, then all preferred stock will be automatically converted into common stock. While outstanding, the preferred stock does not carry voting rights or dividend rights and has a liquidation preference of $.01 per share.

     In connection with the divestiture of three operating divisions (Note 2) all of the outstanding shares of Series A Preferred Stock were cancelled on December 31, 1996.

     Common Stock and Warrants
     -------------------------
     The closing for the Company's IPO occurred on February 17, 1995. The Company sold 69,000 units at $55.00 per unit and paid the Underwriter a 10% commission and a 3% nonaccountable expense allowance which resulted in net proceeds to the Company of $2,986,524. Each unit consists of one share of the Company's common stock and one warrant to purchase an additional share of common stock at $65.00 per share until February 9, 1998. The warrants may be redeemed by the Company at any time, upon 30 days written notice to the holders at a price of $.01 per warrant if the closing price of the common stock is $75.00 or more for 30 consecutive days. The Company also entered into a one year financial consulting contract with the Underwriter for $36,000 which was paid in full in advance. In connection with the offering, the Company issued the Underwriter, for $100, a warrant to purchase 10% of the number of Units sold in the offering. The Warrant is exercisable for a period of four years beginning February 9, 1996. The Underwriter's Warrant is exercisable at a price of $66.00 per Unit. The Units subject to the Underwriter's Warrant are identical to the Units sold to the public.

7. Commitments and Contingencies
--------------------------------
     In September 1994, the Company acquired, under a 20 year noncancellable capital lease, an office building, including land and improvements. The Company occupies approximately half of the space as its corporate office facility and has sublet the remaining space to unrelated parties. The lease requires initial annual minimum lease payments of $187,608, increasing every five years to a maximum annual payment of $337,872 in 2009. Under the lease, the Company has an

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


7. Commitments and Contingencies (Continued)
--------------------------------------------

     option at any time through April 30, 1996, to purchase the building and land for $1,700,000. Such amount increases to $1,800,000 through April 30, 1997 and $1,900,000 through April 30, 1998. After April 30, 1998, the option amount increases annually by the percentage increase in the Consumer Price Index, as further described in the lease. Upon exercise of the purchase option, all lease payments made by the Company will be applied toward the down payment for the purchase price based upon an amortized 20 year note with interest accrued at 9% per annum.

     The Company also leases certain computer equipment and furniture and fixtures under noncancellable capital leases. The Company leases other facilities, certain vehicles and computer equipment under noncancellable operating leases. The Company entered into a sublease for its office building described above in connection with the divestiture of three operating divisions. The sublease rentals to be received in the future are approximately $168,000 and have been deducted from the future minimum lease payments in the table below.

     The following is a schedule of future minimum lease payments at December 31, 1996 under the Company's capital leases (together with the present value of minimum lease payments) and operating leases that have initial or remaining noncancellable lease terms in excess of one year:


           Year Ending                       Capital           Operating
          December 31,                       Leases             Leases               Total
          ------------                       ------             ------               -----
             1997                         $   132,142          $ 57,074           $  189,216
             1998                             235,146            53,242              288,388
             1999                             245,162            53,841              299,003
             2000                             266,169            54,918              321,087
             2001                             230,523            56,016              286,539
        Later years                         3,705,573            23,340            3,728,913
                                          -----------          --------           ----------

     Total Minimum Lease
      Payments                              4,814,715          $298,431           $5,113,146
                                                               ========           ==========

     Less amount representing
      interest                             (2,962,632)
                                          -----------

     Present Value of Net
      Minimum Lease Payments              $ 1,852,083
                                          ===========

     Rent expense amounted to approximately $120,100 and $133,600 for the years ended December 31, 1996 and 1995, respectively.

     Leased equipment under capital leases as of December 31, 1996 is as follows:

      Building                                           $1,348,824
      Land                                                  411,176
      Equipment                                             276,441
      Less accumulated amortization                        (252,939)
                                                         ----------

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


7. Commitments and Contingencies (Continued)
--------------------------------------------

             Net Property and Equipment Under
              Capital Leases                            $1,783,502
                                                        ==========

8. Stock Based Compensation Plans
---------------------------------

     The Company adopted Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) during the year ended December 31, 1996. In accordance with the provision of SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognized compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and earning per share would be reduced to the following pro forma amounts:

                                                 1996             1995
                                                 ----             ----

     Net Loss:
         As reported                         $(1,409,800)      $(1,816,285)
         Pro forma                            (1,412,843)       (1,816,285)

     Net Loss Per Share of Common
      Stock:
         As reported                         $     (5.16)      $    (14.69)
         Pro forma                           $     (5.17)      $    (14.69)

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 1996:


                                                       1996
                                                       ----
     Risk free interest rate                            5.97%
     Expected life                                  3.5 years
     Expected volatility                               129.3%
     Expected dividend yield                               0%

     The Company did not grant any stock options in 1995.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


8. Stock Based Compensation Plans (Continued)
---------------------------------------------

     input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plans.

9. Related Party Transactions
-----------------------------

     The Company has entered into transactions with its officers and directors, as follows.

     The Company had a note receivable from its former President of $35,000 at December 31, 1995. Interest is payable monthly at 9% per annum and the note is due in April 1997. The note is secured by 50,000 shares of the Company's common stock which are owned by the Company's former President. The note receivable and accrued interest were sold in Connection with the divestiture of three operating divisions (Note 2).

     On November 1, 1994, all of the Company's shareholders agreed in writing with each other and with the Company to contribute pro rata from their shareholdings up to a total of 20,000 shares of common stock to be used by the Company (at any time until December 31, 1999) for acquisitions of other companies or lines of business. The Company in its sole discretion may call for such contributions at any time and from time to time for these purposes. The Company will not issue any additional equity securities for purposes of acquisition of other companies or product lines until all 20,000 shares have been contributed. The shareholders did not receive any compensation or other form of remuneration for their agreement to contribute the shares and will have no interest in any of the companies or product lines which may be acquired. The shareholders agreed to provide the 20,000 shares at the request of the Underwriter of the Company's IPO, in order to reduce any dilution to existing shareholders if the Company elected to use common stock for acquisition purposes. In 1995, the Company's shareholders contributed 500 shares in connection with the acquisition of ValleyNet Communications (Note 5).

     The Company incurred expenses in connection with desktop publishing services provided by a Corporation controlled by the wife of the Company's former Chief Executive Officer of $7,800 for the year ended December 31, 1995.

     In connection with the divestiture of three divisions (Note 2) the Company received a note receivable of $770,850 from SSC which is controlled by the former management of the Company. The note bears interest at 10% per annum and is payable in monthly principal and interest installments of $10,187 through 2006. The note is collateralized by substantially all assets of SSC and is guaranteed by the former management of the Company.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


9. Related Party Transactions (Continued)
-----------------------------------------

     The Company issued 55,000 warrants to its Chief Executive Officer in connection with his employment agreement in November 1996. The warrants vest as to 20,000 warrants in December 1997, 20,000 in December 1998 and 15,000 in December 1999. The warrants are exercisable at $2.50 per share at anytime through December 2001.

10. Concentration of Credit Risk and Major Customers
----------------------------------------------------
     The Company provides credit, in the normal course of business, to a large number of companies in the Internet services industry. The Company's accounts receivable are due from customers located primarily in central California. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have not exceeded management's expectations.

11. Sale of Software
--------------------
     In December 1995, the Company entered into an agreement to sell its "Classic" Software to a Canadian Limited Partnership (the "Partnership") for a promissory note in the amount of $8,080,000. The Partnership acquired all of the Company's interest in the Classic Software defined as follows; all existing and future updates, upgrades additions, improvements and enhancements and any new versions of the software. The Partnership is selling limited partnership units in Canada and the promissory note will be replaced by cash and promissory notes as the units are sold. If all units are sold, the Company would receive $1,333,200 cash at closing (less expenses), $1,333,200 cash on March 21, 1996 (less expenses) and notes receivable from the limited partners of $5,413,600. The notes bear interest at 8.5% per annum and are due December 27, 2005 with interest payable annually. The Partnership closed on December 28, 1995 selling units representing 18.81% of the purchase price of the software and the Company received $188,000, net of expenses, and received the second payment of $188,000 in March 1996. A second partnership was formed in 1996 in Canada to sell units to acquire the remaining 81.19% of the Software. The Company received approximately $150,000, net of expenses, on December 31, 1996 for the sale of software to the second partnership. The $150,000 was paid to the Company that acquired the software development division pursuant to the terms of the Divestiture Agreement. The Company also entered into a Distribution Agreement with the Partnership, whereby the Company was appointed as the exclusive distributor of the Classic Software throughout the world for a term of twenty years. Under the terms of the Distribution Agreement the Company will purchase copies of the Classic Software for resale to third parties. Until December 31, 2000, the Company shall pay the following prices for each copy of the Software purchased from the
     Partnership:

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


11. Sale of Software (Continued)
--------------------------------

          (a) until the Company has purchased $475,000 of copies in each year, 100% of the price the Company invoices to its customers for each copy of the Software; plus


                                                                         Percentage of Sales
                                                                  -----------------------------------
               Until                                                Below                     Over
            December 31,                 Sales Benchmark           Benchmark                Benchmark
            ------------                 ---------------           ---------                ---------
               1997                        $ 8,850,000                 5%                       .1%
               1998                         10,275,000                 4                        .1
               1999                         15,150,000                 3                        .1
               2000                         34,000,000                 5                        .1
            Later Years                            -0-                 6                         6


     Prior to the repayment of the Promissory Notes, payments to the Partnership for Software will be applied by the Partnership as follows:

               i) first, the Partnership shall pay to the Company on behalf of each Limited Partner, an amount equal to the interest then payable in respect of the Promissory Note issued by such Limited Partner;

               ii) second, the balance remaining allocable to each Limited Partner will be paid (A) 55% to the Limited Partner and (B) 45% to the Company for repayment of the principal amount then outstanding on the Limited Partner's Promissory Note.

     The Partnership has also entered into an Option Agreement with the Company whereby the Company may purchase the Software from the Partnership upon certain triggering events. Upon the occurrence of such triggering events the Company, at its sole option, may purchase the software from the Partnership for a purchase price based upon the following.

     The purchase price payable by the Company for the Software shall be equal to the fair market value of the Software on the Exercise Date as determined by a qualified arm's length appraiser agreed to by the parties, provided that, if as a result of a Triggering Event, securities are issued by the Company, or to the Company or its shareholders, the purchase price shall be satisfied by the transfer by the Company to the Partnership of that number of securities having a fair market value equal to the lesser of the purchase price and 22.0% of the securities issued or received, as the case may be, on a fully diluted basis. The Company agrees to jointly elect under applicable taxing statutes, with the Partnership to complete the transaction on a tax deferred basis, with respect to the issuance of securities to the Partnership by allowing the Partnership to transfer the Software to a Canadian subsidiary of the Company on a tax deferred basis.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


11. Sale of Software (Continued)
--------------------------------
          In the event that sales revenue earned by the Partnership in any year under the terms of the Distribution Agreement are less than $475,000 in any calendar year prior to the Exercise Date, the percentage of the securities to be transferred by the Company to the Partnership shall be increased by 1% for each 10% shortfall to a maximum of 5% in any calendar year, provided that the option of the Partnership to acquire such additional shares shall not be exercisable by the Partnership until the promissory notes issued by limited partners to the Company have been paid in full and until such time, such additional options may be repurchased by the Company for a price equal to 150% of the cash shortfalls for which the options were issued.

          Since the Company is responsible for maintaining, upgrading and developing future revisions of the Software, the transaction has not been accounted for as a sale by the Company. In addition, the notes receivable have not been recorded by the Company as a result of their long-term nature and they are primarily expected to be repaid as the Company sells software to third parties and makes payments to the Partnership pursuant to terms of the Distribution Agreement. Therefore, repayment prior to 2005 will only occur out of revenue generated by the Company. This transaction has been accounted for by the Company on a cost recovery basis and the cash received from the Partnership will reduce the capitalized software costs and revenue will be recognized when the capitalized software costs have been reduced to zero since the Company has, in essence, retained substantially all rights of ownership.

          The software and all rights to the above agreements were sold by the Company in connection with the divestiture of the software development division (Note 2).

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------

     None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------

     The name, age and position of each of the Company's executive officers and directors are set forth below:

                                                                                    Officer/Director
        Name                 Age                         Position                        Since
        ----                 ---                         --------                        -----

Raymond J. Meyers            40            Chief Executive Officer                        1996
                                           and Director
Andrew Chu                   25            President, Chief Financial Officer             1995
                                           and Director
Steven A. Kriegsman          55            Director                                       1997
Howard P. Silverman          56            Director                                       1997

     Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors.

     In January 1997 in connection with the sale of the Company's Classic Line, the SSC Principals resigned as officers and directors and the above four individuals were appointed executive officers and directors of the Company. See "Item 12."

Background

     The following is a summary of the business experience, for at least the last five years, of each executive officer and director of the Company:

     Raymond J. Meyers became the Company's Chief Executive Officer in December 1996. From 1985 to 1996, he was employed by Transamerica Corporation holding a variety of positions, most recently (from 1991 to 1996) as Director of Business Services for Transamerica Telecommunications. Mr. Meyers graduated from Rutgers University in 1979 with a Bachelor of Arts degree in Economics.

     Andrew Chu became the Company's Chief Financial Officer in April 1995 and its President and a director in January 1997. From 1992 to 1994, he was employed at IDS Financial Services as a Financial Planner. He was the managing partner of The Pacific Group, a consulting firm engaged in equity financing for small firms from January 1994 to April 1995. Mr. Chu holds a B.S. degree with emphasis in Finance from California State University of Fresno.

     Steven A. Kriegsman has been President of the Kriegsman Group, a privately-held Los Angeles, California based investment banking firm since 1989. He graduated from New York University in 1964 with a Bachelor of Science degree.

     Howard P. Silverman has been an independent business consultant with emphasis on the financing of public and private companies for more than five years. He earned a Bachelor of Science degree from City College of New York and an O.D. degree from the Illinois College of Optometry. He is a director of Incomnet, Inc., a publicly-held reseller of long distance services.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     None of the Company's executive officers or directors currently receive compensation in excess of $100,000 per year except Mr. Meyers who receives a salary of $130,000 per year. In connection with his employment, Mr. Meyers was also granted options to purchase 550,000 shares of Common Stock vesting over a three-year period at $.25 per share at any time until October 2001. No executive officers or directors as a group received compensation in excess of $100,000 for the calendar years ended December 31, 1996, 1995 or 1994. Compensation for all officers and directors as a group for the calendar year ended December 31, 1996 aggregated $64,000.

     The following table discloses certain compensation paid to the Company's executive officers for the calendar years ended December 31, 1996, 1995 and 1994.


                                            Summary Compensation Table

                                                                             Long Term Compensation
                               Annual Compensation                           Awards          Payouts
                               -------------------                           -----------------------

    (a)          (b)          (c)               (d)              (e)              (f)            (g)         (h)           (i)
Name
and
Prin-                                                           Other                                                      All
cipal                                                          Annual         Restricted                                  Other
Posi-                                                          Compen-           Stock        Options/      LTIP         Compen-
tion            Year       Salary($)         Bonus($)         sation($)       Award(s)($)      SARS(#)   Payouts($)     sation($)
----            ----       ---------         --------         ---------       -----------      -------   ----------     ---------

James C.         1996        $61,925      $    0                  0                0              0           0             0
Robinson         1995         61,425          5,941               0                0              0           0             0
Chief Execu-     1994         57,226         25,000               0                0              0           0             0
tive Officer

1995 Stock Option Plan

     In November 1994, the Company adopted a stock option plan (the "Plan") which provides for the grant of options intended to qualify as "incentive stock options" and "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Incentive stock options are issuable only to eligible officers, directors, key employees and consultants of the Company.

     The Plan is administered by the Board of Directors. At December 31, 1996, the Company had reserved 150,000 shares of Common Stock for issuance under the Plan. Under the Plan, the Board of Directors determines which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price.

     The per share exercise price of the Common Stock may not be less than the fair market value of the Common Stock on the date the option is granted. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the Common Stock subject to the option on the date of grant.

     No options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may only be exercisable by the optionee. Options may be exercised only if the option holder remains continuously associated with the Company from the date of grant to the date of exercise. Options under the Plan must be granted within five years from the effective date of the Plan and the exercise date of an option cannot be later than ten years from the date of grant. Any options that expire unexercised or that terminate upon an optionee's ceasing to be employed by the Company become available once again for issuance. Shares issued upon exercise of an option will rank equally with other shares then outstanding.

     As of the date of this Report, no options have been granted under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth information concerning the holdings of Common Stock (without giving effect to any shares issuable upon exercise of the Public Warrants or the Prior Representative's Unit Warrants) by each person who, as of the date of this Report, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record and all share amounts include stock options and common stock purchase warrants exercisable within 60 days from the date hereof. The address of all persons is in care of the Company at 2300 Tulare Street, Suite 210, Fresno, California 93721.

                                        Amount of                  Percent of
Name                                    Ownership                    Class
----                                    ---------                    -----
Raymond J. Meyers(1)                       200,000                    2.5%
Andrew Chu(2)                              585,000                    7.0%
Steven A. Kriegsman(3)                   1,765,000                   18.6%
Howard P. Silverman(4)                     850,000                    9.9%
Andrew, Alexander, Wise &
  Company, Incorporated(5)               1,370,000                   15.1%
Gloria Ippolito                            600,000                    7.8%
Anaka Parkash                              700,000                    9.1%
Isaac Paschaldis                           900,000                   11.6%
John Benedetto                             700,000                    9.1%
Matthew Mulhern                            400,000                    5.2%
All officers and directors as
a group (4 persons)(1)(2)(3)(4)          3,400,000                   30.5%

----------
(1) Represents stock options to purchase 200,000 shares at $.25 per share at any time until October 2001. Mr. Meyers holds an additional 350,000 stock options which vest in 1998 and 1999.
(2) Represents common stock purchase warrants to purchase 585,000 shares at $.25 per share at any time until October 2001 including 535,000 Warrants which are being registered in the SB-2 Filing.
(3) Represents common stock purchase warrants to purchase 1,765,000 shares at $.25 per share at any time until October 2001 including 1,665,000 Warrants which are being registered in the SB-2 Filing. All common stock purchase warrants are held by the Kriegsman Group of which Mr. Kriegsman is the President and a principal stockholder.
(4) Represents common stock purchase warrants to purchase 850,000 shares at $.25 per share at any time until October 2001, all of which are being registered in the SB-2 Filing.

(5) Represents common stock purchase warrants to purchase 1,370,000 shares at $.25 per share at any time until October 2001, all of which are being registered in the SB-2 Filing.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Management of the Company believes that the transactions described below were no more or less fair than the terms of transactions which the Company might otherwise have entered into with third party nonaffiliated entities. Any related party transactions have been and will continue to be approved by a majority of the disinterested members of the Company's Board of Directors.

     In February 1995, the Company loaned $35,000 to Charles T. Howard, the Company's then President. Interest on the loan is payable monthly at the rate of 9% per annum and the promissory note evidencing the indebtedness is due in April 1997. The promissory note is secured by 50,000 shares of the Company's Common
Stock owned by Mr. Howard and was transferred to SSC as a part of the Divestiture Agreement described below.

     In November 1994, the Company issued 857,140 shares of its Convertible Preferred Stock to five of the Company's then officers and directors, each share of which was convertible for no additional consideration into one share of Common Stock under certain circumstances. The Convertible Preferred Stock was cancelled and returned to the Company by the five holders in connection with the Divestiture Agreement described below.

     In January 1997, the Company sold the remaining assets of the Classic Line to SSC Technologies, Inc. ("SSC") for $770,850 evidenced by a promissory note bearing interest at 10% per annum payable in January 2007 and the assumption by SSC of all of the liabilities of the Classic Line, aggregating approximately $500,000. Under the terms of the asset sales agreement (the "Divestiture Agreement"), the Company acquired 25% of the outstanding common stock of SSC for $500,000 in cash and the remaining 75% of the outstanding common stock was issued to other stockholders including Charles T. Howard, David L. Green, Ding Yang and Steven L. Wilson who were previously officers and directors of the Company (the "SSC Principals"). As a part of the Divestiture Agreement, the SSC Principals also (i) cancelled 900,000 shares of Convertible Preferred Stock held by them which were previously exercisable into an equal number of shares of Common Stock, (ii) agreed not to sell an aggregate of 454,494 shares of Common Stock owned by them until October 1999 except with the prior written consent of Andrew, Alexander, Wise & Company, Incorporated ("AAWC"), (iii) agreed to sublease office space from the Company at a monthly rental of $12,000 through February 28, 1998, (iv) granted to Steven A. Kriegsman, a director of the Company, an option to purchase up to 150,000 shares of Common Stock held by the SSC principals at any time until October 2001, and (v) personally guaranteed on a joint and several basis the $770,850 promissory note and all other obligations of SSC to the Company.

     In October 1996, the Company issued 2,200,000 Warrants to the Kriegsman Group ("KG") for consulting services. Steven A. Kriegsman who subsequently became a director of the Company is the President and controlling stockholder of

KG. KG subsequently assigned 535,000 of such Warrants to Andy Chu, the Company's President and a director. The Warrants and underlying shares are being registered in the SB-2 Filing. KG also assigned 50,000 of the 150,000 stock options it received from the SSC Principals to Mr. Chu.

     In October 1996, the Company issued 2,200,000 Warrants to AAWC as additional compensation for AAWC assisting the Company in the private placement of 6,000,000 shares of the Company's Common Stock to a group of investors for $.25 per share. AAWC subsequently assigned 850,000 Warrants to Howard P. Silverman, a director of the Company. The Warrants and underlying shares are being registered in the SB-2 Filing. The Company also paid to AAWC a cash commission of 10% of the gross proceeds raised ($150,000) and a nonaccountable expense allowance of 3% of such gross proceeds ($45,000). In September 1996, AAWC and KG entered into an agreement not to sell the 2,200,000 Warrants and underlying shares owned by each party for a period of three years without the consent of the other party.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         a.  Exhibits:

    Exhibit No.                      Title
    -----------                      -----

      2.01            Restated Articles of Incorporation of the Registrant(1)

      2.02            Bylaws of the Registrant(1)

     10.01            1995 Incentive Stock Option Plan(1)

     10.02            Capitalized Lease Agreement(1)

     10.03            Employment Agreement (Mr. Howard)(1)

     10.04            Employment Agreement (Mr. Green)(1)

     10.05            Employment Agreement (Mr. Yang)(1)

     10.06            Employment Agreement (Mr. Wilson)(1)

     10.07            Real Estate Lease and Amendments thereto(1)

     10.08            Form of Bridge Loan Promissory Note(1)

     10.09            Form of Bridge Loan Subscription Agreement(1)

     10.10            Share Contribution Agreement(1)

     10.12            Divestiture Agreement(2)

     10.13            Selling Agreement with AAWC(2)

     10.14            Warrant Agreement with AAWC(2)

     10.15            Lock-up Agreement(2)

     10.16            Registration Rights Agreement(2)
----------

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 declared effective by the Commission on February 9, 1995, file number 33-86242.

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, file number 333-20543, filed January 26, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fresno, California, on March 28, 1997.

                                       PROTOSOURCE CORPORATION


                                       By  /S/  RAYMOND J. MEYERS
                                         --------------------------------------
                                                  Raymond J. Meyers
                                               Chief Executive Officer



      Signature                         Title                        Date
      ---------                         -----                        ----


/S/  RAYMOND J. MEYERS
--------------------------        Chief Executive Officer and     March 28, 1997
Raymond J. Meyers                 Director

/S/  ANDREW CHU
--------------------------        President, Chief Financial      March 28, 1997
Andrew Chu                        Officer, (Principal Accounting
                                  Officer) and Director
/S/  STEVEN A. KRIEGSMAN
--------------------------        Director                        March 28, 1997
Steven A. Kriegsman

/S/  HOWARD P. SILVERMAN
--------------------------        Director                        March 28, 1997
Howard P. Silverman