Form 10QSB
period 1997-06-30
PROTOSOURCE CORP
filed 1997-08-08
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                    Washington D.C. 20549
                  ________________________

                         Form 10-QSB
          (Mark One)

     X    Quarterly Report pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1997 or

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

                       2300 Tulare Street #210
               	    Fresno, California  93721
     (address of principal executive offices, zip code)

 Registrant's telephone number, including area code:  (209)
                          490-8600
                   ______________________

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No
___

There are 585,333 shares of the registrant's common stock, no par value outstanding on June 30, 1997.

			ProtoSource Corporation
                            Index

                                                    			   Page
Part I         Financial Information

   Condensed Consolidated Balance Sheet
			at June 30,1997				 	                                 			3

			Condensed Consolidated Statements of Operations
			for the three months ended June 30,1997 and 1996      			5

			Condensed Consolidated Statements of Operations
			for the six months ended June 30,1997 and 1996       				6

			Condensed Consolidated Statements of Cash Flows
			for the six months ended June 30,1997 and 1996	       			7

			Notes to Condensed Consolidated Financial Statements	  		9

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations			            	    		10

Part II.	Other Information


		Signatures									                                      13






When used in this report, the words "estimate," "project," "intend," "believe" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risk and uncertainties that could cause actual results to differ materially, including competitive pressures, new product introductions by the Company and its competitors and changes in the rates of subscriber acquisition and retention. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements

                   ProtoSource Corporation
                        Balance Sheet
                       June 30, 1997


                                                  June 30,
                                                    1997
                                                 (Unaudited)

                     Assets
Current assets:
  Cash and cash equivalents 	            			$    68,733
  Accounts receivable	   	                      106,629
  Inventories	                                    8,980
  Prepaid expenses and other	                    35,181
  Current portion of note receivable	            47,285
                                            -------------
     Total current assets	                      266,808
                                            -------------
Property and equipment, at cost:
  Land	                                         411,176
  Building and improvements                	  1,381,816
  Equipment	                                    766,944
  Furniture	                                    110,387
  Vehicles	                                      10,090
                                            ------------
                                           	  2,680,413
  Less accumulated depreciation
    and amortization	                          (597,106)
                                            ------------
     Net property and equipment            	  2,083,307
	                                           ------------
Other assets:
  Notes Receivable, net of
     current portion above	                     723,565
  Goodwill, net of accumulated
    amortization of $2,216	                      19,029
  Deferred tax assets 	                          71,550
  Deposits and other assets	                     79,356
                                            ------------
     Total other assets	                        893,500
	                                           ------------
     Total assets                           	$3,243,615
                                            ============


                  See accompanying notes

                   ProtoSource Corporation
                        Balance Sheet
                       June 30, 1997
                         (continued)
                                                  June 30,
                                                     1997
                                                (unaudited)

      Liabilities and shareholders' equity
Current liabilities:
  Note Payable, bridge financing             	$   350,000
  Accounts payable	                               196,481
  Accrued liabilities 	                            29,291
  Tenants deposits	                                 1,500
  Current portion of long-term debt	               39,358
                                             --------------
     Total current liabilities	                   616,630
                                             --------------

Long-term debt, net of current portion above:
  Bank	                                                 3
  Obligations under capital leases           	  1,871,022
  Less current portion above	                    (39,358)
                                            ---------------
     Total long-term debt	                      1,831,667
 	                                          ---------------
Shareholders' equity:
  Common stock,  no par value;
  10,000,000 shares authorized,
    585,333 shares issued and outstanding    	  5,190,455
  Retained earnings (deficit)                	 (4,395,137)
                                            ---------------
     Total shareholders' equity 	                 795,318
	                                           ---------------
     Total liabilities and s
          hareholders' equity 	             $   3,243,615
	                                           ===============

                          See accompanying notes

                   ProtoSource Corporation
                  Statements of Operations
                         (unaudited)

                                       Three months ended
                                            June 30,
                                       ---------------------
                                         1997           1996
                                       ---------------------
  Net revenues:	                       $ 171,599 	    $ 191,957
                                       -----------   ----------
Operating expenses:
  Cost of revenues	                       74,351 	       62,929
  Sales and marketing	                    11,435  	      20,690
  General and Administrative	            461,622 	      210,091
                                       -----------    ---------
   Total operating expenses 	            547,408 	      293,710
	                                      -----------    ---------
Loss from continuing operations	        (375,809) 	    (101,753)
		                                     -----------    ---------
Other income (expenses):
  Interest Income	                        20,441            	52
  Interest Expense	                     (402,548) 	     (47,772)
  Other Income, net	                      54,974        	22,307
						                                 -----------    ---------
Loss from continuing operations
before provision for income taxes   	   (702,942) 	    (127,166)
Provision for income taxes	                 -	             -
                                       -----------    ----------
Loss from continuing operations	        (702,942)	     (127,166)

Loss from discontinued operations	          -	          (85,372)
                                       -----------    ----------

Net Loss                             	$ (702,942)	    $(212,538)
		                                    ============   ===========
Net loss per share of common stock	   $   (1.36)	     $   (2.40)
		                                    ============   ===========
Weighted average number of
common shares outstanding	               516,102  	      88,667
                                      ============   ===========

                   See accompanying notes

                   ProtoSource Corporation
                  Statements of Operations
                         (unaudited)

                                         Six months ended
                                            June 30,
                                    --------------------------
                                       1997             1996
                                    --------------------------

 Net revenues:	                       $ 360,130 	    $ 377,737
                                     ------------    ----------
Operating expenses:
  Cost of revenues	                     116,387 	      109,224
  Sales and marketing	                   28,808 	       41,123
  General and Administrative	           788,190 	      531,464
 		                                  ------------    -----------
   Total operating expenses 	           933,385 	      681,811
		                                   ------------    -----------
Loss from continuing operations	       (573,255)	     (304,074)
		                                   ------------    -----------
Other income (expenses):
  Interest Income	                       73,457           	171
  Interest Expense                 	   (453,828)	      (88,269)
  Other Income, net	                    154,846        	51,260
		                                   ------------    -----------
Loss from continuing operations  before
provision for income taxes	            (798,782) 	    (340,912)
Provision for income taxes	                -              -
Loss from continuing operations	       (798,782)	     (340,912)

Loss from discontinued operations	         -	         (240,568)
		                                   -------------   ------------
Net Loss	                            $ (798,782)	   $ (581,480)
		                                   =============   ============
Net loss per share of common stock	  $   (1.55)	    $    (6.56)
		                                   =============   ============
Weighted average number of common
shares outstanding	                     515,720 	       88,667
                                     =============   ============


                   See accompanying notes

                   ProtoSource Corporation
                  Statements of Cash Flows
                         (unaudited)

                                              Six months ended
                                                  June 30,
                                             ---------------------
                                              1997           1996
                                             ---------------------
Cash flows from operating activities:
Net loss 	                                  $ (798,782)	 $ (581,480)
Adjustments to reconcile
    net loss to net cash
    Provided (used) by operating activities:
      Depreciation and amortization   	        110,877 	    187,904
      Issuance of common stock for
          cost of financing	                   350,000 	       -
      Changes in operating assets:
        Accounts receivable	                   (56,076)	      3,646
        Inventories	                             -	         (21,729)
        Deposits and other assets	             (20,593)      (8,585)
        Accounts payable	                          787 	    248,568
        Accrued liabilities	                  (237,937)	    320,790
        Customer deposits	                        -	         32,440
        Unearned revenues	                        -	         (4,702)
                                             ----------- ------------
          Net cash provided (used)
            by operating activiies	           (651,726)	    176,852
                                             ----------- ------------
Cash flows from investing activities:
    Purchases of property and equipment	       (22,620)	    (11,260)
    Other assets	                              (37,011)	      1,117
    Software development cost capitalized	        -	       (256,440)
                                             ----------- ------------
          Net cash (used) by
              investing activities	            (59,631 )	  (266,583)
		                                           ----------- ------------
Cash flows from financing activities:
    Increase in notes payable	                 350,000	       32,000
    Issuance of common stock	                      970 	        -
    Payments on notes payable 	                 (2,217)	     (15,195)
    Payments on capital lease obligations	     (51,020)	     (55,290)
                                             ----------- ------------
          Net cash provided (used) by
             financing activities	             297,733 	     (38,485)
		                                           ----------- ------------
          Net increase (decrease)
             in cash and cash equivalents	    (413,624)	    (128,216)

          Cash and cash equivalents at
                beginning of quarter	          482,357 	     138,646
		                                           ----------- ------------
          Cash and cash equivalents at
                end of quarter	                 68,733 	      10,430
                                             =========== ============

                   See accompanying notes

                   ProtoSource Corporation
                  Statements of Cash Flows
                         (continued)

                                                  Six months ended
                                                     June 30,
                                              -----------------------
                                                 1997         1996
                                              -----------------------
Supplemental Disclosure of Cash Flow information
  cash paid during the period for:

	Interest				                     			          $53,828	      	$88,269
	Income taxes		 				                              -	             -

Supplemental Disclosure of Non cash
  Investing and Financing Activities:

	Acquisition of equipment under
  capital lease		                              $69,959		         -









                   See accompanying notes

                   ProtoSource Corporation
           Notes to Condensed Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 1997 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1997. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission.


Per Share Information

Net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from outstanding options and warrants to purchase common stock.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations


Three Months Ended June 30, 1997  vs. Three Months Ended June 30, 1996

  Net Sales. For the three months ended June 30, 1997, net sales were $171,599 versus $191,957 in the same period of the prior year, representing a decrease of $20,358.
The decrease in net sales is primarily attributed to increased competition in the Internet access industry and the slower growth rate of the Company's customer base.
The Company intends to increase marketing and offer diversified Internet services to increase revenues.

  Gross Profit. For the three months ended June 30, 1997, gross margin was $97,248 versus $129,028 in 1996, representing a decrease of $31,780. The decrease in gross profit resulted from decrease in Internet access revenues, decrease in Web production revenues and increase in the telecommunication costs. Management believes that the gross margin should increase if Internet services revenue increases.

  Sales and Marketing. Sales and marketing expenses were $11,435 in three months ended June 30, 1997 versus $20,690 in 1996.
The decrease in sales and marketing expenses resulted from lack of working capital and the resulting downsizing of the Company's marketing and sales force. The Company believes that the sales and marketing expenses will increase if the liquidity and revenues increase. Management intends to allocate more resources to sales and marketing to increase revenues.

  General and Administrative. General and administrative expenses were $461,622 in 1997 versus $210,091 in 1996. The increase in general and administrative expenses is primarily attributed to a registration of securities of the Company which were sold in 1996.
operating Loss. For the three months ended June 30, 1997, operating loss was $375,809 compared to an operating loss of $101,753 in 1996. The increase in operating loss in 1997 is attributed to the decrease in Internet services revenues, increase in cost of revenues and increase in general and administrative expenses. The increase in operating loss was somewhat offset by the decrease in sales and marketing expenses. The Company is aggressively reducing costs and seeking to increase revenues in order to minimize the operating loss in the future.

  Interest income (expense). Net interest expense increased to $382,107 in 1997 from $47,720 in 1996, as a result of a bridge loan of $350,000 obtained in June 1997.

  Other income. Net other income increased to $54,974 for the three months ended June 30, 1997, as a result of rental income generated by the Company's office building and miscellaneous sales.

Results of Operations

Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

  Net Sales. For the six months ended June 30, 1997, net sales were $360,130 versus $377,737 in the same period of the prior year, representing a decrease of $17,607. The decrease in net sales is primarily attributed to decreases in the growth of Internet access revenues and the lack of Web production sales in 1997.

  Gross Profit. For the six months ended June 30, 1997, gross profit was $243,743 versus $268,513 in 1996, representing a decrease of $24,770. The decrease in gross profit is attributed to the decrease in Internet access revenues and decrease in Web production revenues.


  Sales and Marketing. Sales and marketing expenses were $28,808 for the six months ended June 30, 1997 versus $41,123 in 1996.
The decrease in sales and marketing expenses were caused by a reduction in the sales force in first half of 1997 and lack of working capital for marketing purposes. The Company believes that the sales and marketing expenses will increase if liquidity and revenues increase.

  General and Administrative. General and administrative expenses increased from $531,464 in 1996 to $788,190 in 1997. The increase in general and administrative costs is primarily attributed to a registration of the Company's securities which were sold in 1996.

  Operating Loss. For the six months ended June 30, 1997, operating loss was $573,255 compared to an operating loss of $304,074 in 1996. The operating loss in 1997 is attributed to the decreases in Internet service revenues, lack of Web production sales and significant increases in general and administrative expenses. The Company is aggressively reducing costs and seeking to increase revenues in order to minimize the operating loss in the future.

 Interest income (expense). Net interest expense increased to $380,371 in 1997 from $88,098 in 1996, as a result of a bridge loan of $350,000 obtained in June 1997. The interest expense was somewhat offset by the interest earned on cash and short term investments.

 Other income. Net other income increased to $154,846 for the six months ended June 30, 1997, as a result of rental income generated by the Company's office building and miscellaneous sales.

Liquidity and Capital Resources

For the six months ended June 30, 1997, the Company used cash from operating activities of $651,726 primarily due to decreases in accounts payable and accrued liabilities, and increases in accounts receivable. The Company had a working capital deficiency of $349,822 at June 30, 1997. The working capital deficiency is primarily attributed to the operating loss. The Company intends to reduce the working capital deficiency by (i) seeking to increase sales, (ii) reduce certain low margin operations and (iii) obtain long-term financing. There can be no assurance that the Company will be successful in such actions in which event it may be necessary for the Company to substantially reduce its operations.

Capital expenditures relating primarily to the purchase of computer equipment, furniture and fixtures, and other assets amounted to $59,631 and $266,583 for the six months ended June 30, 1997 and 1996 respectively. The Company acquired $69,959 of computer equipment for the Internet division during the six months period ended June 30, 1997 under capital lease.

In June 1997, Company received an aggregate amount of $350,000 in bridge loan proceeds from unrelated individuals for working capital, marketing expenses and the purchase of capital assets. In connection with such bridge loans, the Company agreed to issue 70,000 restricted shares of common stock, subject to demand registration and piggy back registration rights at the Company's expense. The fair value of the common stock issued was charged to operations as an additional financing expense for the six months ended June 30, 1997.

Part II.  Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.



                                ProtoSource Corporation.




     August 07, 1997            Raymond J. Meyers
                                Chief Executive Officer