Form 10QSB
period 1997-09-30
PROTOSOURCE CORP
filed 1997-11-07
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                             Washington D.C. 20549

                            -----------------------

                                  Form 10-QSB

          (Mark One)

    X     Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
  -----   Exchange Act of 1934.

          For the quarterly period ended September 30, 1997 or

          Transition Report pursuant to Section 13 or 15(d) of the Securities
  -----   Exchange Act of 1934.

          For the transition period from _____ to _____

                        Commission file number 33-86242

                            ProtoSource Corporation
              ----------------------------------------------------
             (exact name of registrant as specified in its charter)

          California                                            77-0190772
-------------------------------                              -------------------
(State of other jurisdiction of                                (IRS Employer
 Incorporation of organization)                              Identification No.)

                         2300 Tulare Street, Suite 210
                         Fresno, California 93721-2226
                ------------------------------------------------
               (address of principal executive offices, zip code)

       Registrants telephone number, including area code: (209) 490-8600

                -------------------------------------------------

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


There are 665,333 shares of the registrants common stock, no par value outstanding on September 30, 1997.

ProtoSource Corporation

                                     Index

                                                                        Page
                                                                        ----
Part I.

      Financial Information

      Item 1. Financial Statements

              Condensed Balance Sheet
              at September 30,1997                                        3

              Condensed Statements of Operations
              for the three months ended September 30,1997 and 1996       5

              Condensed Statements of Operations
              for the nine months ended September 30,1997 and 1996        6

              Condensed Statements of Cash Flows
              for the nine months ended September 30,1997 and 1996        7

              Notes to Condensed Financial Statements                     9

      Item 2. Managements Discussion and Analysis of Financial
              Condition and Results of Operations                         10

Part II.

      Other Information


Signatures                                                                13






When used in this report, the words estimate, project, intend, believe and expect and similar expressions are intended to identify forward-looking statements. Such statements are subject to risk and uncertainties that could cause actual results to differ materially, including competitive pressures, new product introductions by the Company and its competitors and changes in the rates of subscriber acquisition and retention. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

                            ProtoSource Corporation
                                 Balance Sheet
                               September 30, 1997
                                  (unaudited)


                                     Assets

Current assets:
  Cash and cash equivalents                                      $   61,471
  Accounts receivable                                               183,220
  Inventories                                                         8,980
  Prepaid expenses and other                                         18,932
  Current portion of note receivable                                 47,285
                                                                 ----------
   Total current assets                                             319,888
                                                                 ----------

Property and equipment, at cost:  Land                              411,176
  Building and improvements                                       1,381,816
  Equipment                                                         777,726
  Furniture                                                         110,387
  Vehicles                                                           10,090
                                                                 ----------
                                                                  2,691,195
  Less accumulated depreciation and amortization                   (659,141)
                                                                 ----------
    Net property and equipment                                    2,032,054
                                                                 ----------
Other assets:
  Notes Receivable, net of current portion above                    723,565
  Goodwill, net of accumulated amortization of $2,231                18,924
  Deferred tax assets                                                71,550
  Deposits and other assets                                          89,831
                                                                 ----------
    Total other assets                                              903,870
                                                                 ----------
    Total assets                                                 $3,255,812
                                                                 ==========

                             See accompanying notes

                            ProtoSource Corporation
                                 Balance Sheet
                               September 30, 1997
                                  (continued)
                                  (unaudited)


                      Liabilities and shareholders' equity

Current liabilities:
 Notes payable, bridge financing                                    $   750,000
 Accounts payable                                                        99,716
 Accrued liabilities                                                     13,929
 Tenants deposits                                                         1,500
 Current portion of long-term debt                                       39,358
                                                                    -----------
   Total current liabilities                                            904,503
                                                                    -----------

Long-term debt, net of current portion above:
 Obligations under capital leases                                     1,851,851
 Less current portion above                                             (39,358)
                                                                    -----------
   Total long-term debt                                               1,812,493
                                                                    -----------

Commitments and contingencies                                              --

Shareholders' equity:
 Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding
 Common stock,  no par value; 10,000,000 shares authorized,                --
   665,333 shares issued and outstanding                              5,590,455
 Accumulated deficit                                                 (5,051,639)
                                                                    -----------
   Total shareholders' equity                                           538,816
                                                                    -----------
   Total liabilities and shareholders' equity                       $ 3,255,812
                                                                    ===========




                             See accompanying notes

                            ProtoSource Corporation
                            Statements of Operations
                                  (unaudited)

                                                Three months ended September 30,
                                                --------------------------------
                                                        1997         1996
                                                --------------------------------

Net revenues:                                        $ 190,839    $ 166,853
                                                     ---------    ---------
Operating expenses:
 Cost of revenues                                       90,914       47,689
 Sales and marketing                                    21,596        6,415
 General and Administrative                            369,124      161,550
                                                     ---------    ---------
 Total operating expenses                              481,634      215,654
                                                     ---------    ---------

Operating loss                                        (290,795)     (48,801)

Other income (expense):
 Interest Income                                        30,559          654
 Interest Expense                                     (444,850)     (48,743)
 Other Income, net                                      48,584       20,020
                                                     ---------    ---------
Loss from continuing operations before
 provision for income taxes                           (656,502)     (76,870)

Provision for income taxes                                --           --
                                                     ---------    ---------
Loss from continuing operations                       (656,502)     (76,870)

Loss from discontinued operations                         --        (23,632)
                                                     ---------    ---------
Net Loss                                             $(656,502)   $(100,502)
                                                     =========    =========
Net loss per share of common stock                   $   (1.03)   $   (1.13)
                                                     =========    =========
Weighted average number of common
 shares outstanding                                    636,365       88,667
                                                     =========    =========


                             See accompanying notes

                            ProtoSource Corporation
                            Statements of Operations
                                  (unaudited)

                                                Nine months ended September 30,
                                                -------------------------------
                                                      1997           1996
                                                -------------------------------


Net revenues:                                     $   550,969    $   544,590
                                                  -----------    -----------

Operating expenses:
 Cost of revenues                                     207,301        156,913
 Sales and marketing                                   50,403         47,538
 General and Administrative                         1,157,315        693,014
                                                  -----------    -----------

 Total operating expenses                           1,415,019        897,465
                                                  -----------    -----------

Operating loss                                       (864,050)      (352,875)

Other income (expenses):
 Interest Income                                      104,015            825
 Interest Expense                                    (898,678)      (137,012)
 Other Income, net                                    203,429         71,280
                                                  -----------    -----------

Loss from continuing operations  before
 provision for income taxes                        (1,455,284)      (417,782)
Provision for income taxes                               --             --
                                                  -----------    -----------
Loss from continuing operations                    (1,455,284)      (417,782)

Loss from discontinued operations                        --         (264,200)
                                                  -----------    -----------

Net Loss                                          $(1,455,284)   $  (681,982)
                                                  ===========    ===========

Net loss per share of common stock                $     (2.61)   $     (7.69)
                                                  ===========    ===========

Weighted average number of common
 shares outstanding                                   557,897         88,667
                                                  ===========    ===========




                             See accompanying notes

                            ProtoSource Corporation
                            Statements of Cash Flows
                                  (unaudited)


                                                 Nine months ended September 30,
                                                 -------------------------------
                                                        1997            1996
                                                 -------------------------------
Cash flows from operating activities:
Net loss                                            $(1,455,284)   $  (681,982)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
  Depreciation and amortization                         173,015        268,687
  Issuance of common stock for financing costs          750,000           --
  Changes in operating assets:
   Accounts receivable                                 (132,667)        35,853
   Inventories                                             --          (34,229)
   Deposits and other assets                             (4,345)        (5,523)
   Accounts payable                                     (95,978)       222,036
   Accrued liabilities                                 (253,299)       371,766
   Customer deposits                                       --           38,915
   Unearned revenues                                       --           (9,443)
                                                    -----------    -----------
    Net cash provided by operating activities        (1,018,558)       206,080
                                                    -----------    -----------

Cash flows from investing activities:
 Purchases of property and equipment                    (33,402)        (7,238)
 Other assets                                           (47,485)         1,214
 Software development cost capitalized                     --         (442,186)
                                                    -----------    -----------
    Net cash (used) by investing activities             (80,887)      (448,210)
                                                    -----------    -----------

Cash flows from financing activities:
 Increase in notes payable                              750,000        232,000
 Issuance of common stock                                   970        (20,000)
 Payments on notes payable                               (2,220)       (23,529)
 Payments on capital lease obligations                  (70,191)       (82,617)
                                                    -----------    -----------
    Net cash provided by financing activities           678,559        105,854
                                                    -----------    -----------

    Net increase (decrease) in cash and cash
     equivalents                                       (420,886)      (136,276)

    Cash and cash equivalents at beginning of
     quarter                                            482,357        138,646
                                                    -----------    -----------

    Cash and cash equivalents at end of quarter     $    61,471    $     2,370
                                                    ===========    ===========


                             See accompanying notes

                            ProtoSource Corporation
                            Statements of Cash Flows
                                  (unaudited)

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                        1997         1996
                                                 -------------------------------
Supplemental Disclosure of Cash Flow information cash paid during the period for:


    Interest                                            $148,678     $137,012
    Income taxes                                            --           --

Supplemental Disclosure of Non cash
  Investing and Financing Activities:

    Acquisition of equipment under capital lease        $ 69,959     $ 90,802

    Capital contribution of officers                        --       $154,792











                             See accompanying notes

                            ProtoSource Corporation
                    Notes to Condensed Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in managements opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1997. It is recommended that this financial information be read with the complete financial statements included in the Companys Annual Report on Form 10-KSB for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission.


Per Share Information

Net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from outstanding options and warrants to purchase common stock.

Managements  Discussion  and  Analysis  of  Financial  Condition  and Results of
  Operations

Results of Operations

Three Months Ended September 30, 1997 vs. Three Months Ended September 30, 1996

     Net Sales. For three months ended September 30, 1997, net sales were $190,839 versus $166,853 in the same period of the prior year, representing an increase of $23,986. The increase in net sales is primarily attributed to the implementation of several marketing initiatives and higher customer retention rates. The Company intends to continue to increase marketing efforts and offer diversified Internet services to increase revenues.

     Gross Profit. For three months ended September 30, 1997, gross profit was $99,925 versus $119,164 in 1996, representing a decrease of $19,239. The decrease in gross profit resulted from higher telecommunications costs. Management believes that the gross margin will increase as Internet services revenue increases.

     Sales and Marketing. Sales and marketing expenses were $21,596 in three months ended September 30, 1997 versus $6,415 in 1996. The increase in sales and marketing expenses was primarily due to the addition of a marketing manager position and increased advertising. As the financial situation of the Company improves, the Company intends to allocate more resources to sales and marketing in order to increase revenues.

     General and Administrative. General and administrative costs were $369,124 in the three months ended September 30, 1997 versus $161,550 in the same period 1996. The increase in general and administrative costs is primarily attributed to expenses associated with the bridge loan financing, and increased legal and bad debt expenses.

     Operating Loss. For the three months ended September 30, 1997, the operating loss was $290,795 compared to the 1996 same period operating loss of $48,801. The increase in the operating loss in 1997 is primarily due to the expenses associated with the bridge loan financing, increased legal fees and higher telecommunications costs. To minimize the operating loss in the future, the Company is seeking to aggressively reduce costs and increase revenues.

     Interest income (expense). Net interest expense increased to $414,291 in 1997 from $48,089 in 1996. The increase in net interest expense is due to financing expenses related to the bridge loan. Interest expense includes financing costs of $400,000 for the issuance of 80,000 shares of company stock as an additional cost of the bridge loan.

     Other income. Net other income increased to $48,584 for the three months ended September 30, 1997. This was due to the rental income generated by the building as well as miscellaneous sales.

Results of Operations

Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30, 1996

     Net Sales. For the nine months ended September 30, 1997, net sales were $550,969 versus $544,590 in the same period of the prior year, representing an increase of $6,379. The slight increase in net sales is primarily attributed to higher customer retention rates and increased sales.

     Gross Profit. For nine months ended September 30, 1997, gross profit was $343,668 versus $387,677 in 1996, representing a decrease of $44,009. The decrease in gross profit is attributed to higher telecommunications costs.

     Sales and Marketing. Sales and marketing expenses were $50,403 in nine months ended September 30, 1997 versus $47,538 in 1996. The increase in sales and marketing expenses were caused by increased advertising. The Company believes that the sales and marketing expenses will continue to increase as the financial situation of the Company improves.

     General and Administrative. General and administrative costs increased from $693,014 in 1996 to $1,157,315 in 1997. The increase in general and administrative costs is primarily attributed to costs associated with the registration of the Companys common stock issued for the private placement in 1996, 1997 bridge loan expenses, and increased legal and bad debt expenses.

     Operating Loss. For the nine months ended September 30, 1997, the operating loss was $864,050 compared to a 1996 operating loss of $352,875. The operating loss in 1997 is attributed to the significant increases in general and administrative expenses. Management is aggressively seeking strategies to reduce costs and increase revenues.

     Interest income (expense). Net interest expense increased in 1997 to $794,663 from $136,187 in 1996. The increase was due to higher interest expense related to the 1997 bridge loan. Interest expense includes financing costs of $750,000 for the issuance of 150,000 shares of company stock as an additional cost of the bridge loan. The interest expense is partially offset by the interest earned on cash and short term investments.

     Other income. Net other income increased to $203,429 for the nine months ended September 30, 1997. This is due to the rental income generated by the principal building as well as miscellaneous sales.

Liquidity and Capital Resources

For the nine months ended September 30, 1997, the Company used cash of $1,018,558 for operating activities. As of September 30, 1997, the Company had a working capital deficiency of $584,615. The working capital deficiency is primarily attributed to the $750,000 bridge loan in 1997. The Company intends to reduce the working capital deficiency by increasing revenue, reducing expenses and obtaining long-term financing. There can be no assurance that the Company will be successful in such actions in which event it may be necessary for the Company to substantially reduce its operations.

Capital expenditures relating primarily to the purchase of computer equipment, furniture and fixtures, and other assets amounted to $80,887 and $448,210 for the nine months ended September 30, 1997 and 1996, respectively. In addition, the Company acquired computer equipment through capital leases for $69,959 during the nine month period ended September 30, 1997.

Beginning in June 1997, and ending in August 1997, the Company received a total of $750,000 in bridge loan proceeds from unrelated individuals. The net proceeds were used for working capital, marketing expenses and to purchase capital assets. In connection with such bridge loans, the Company issued 150,000 restricted shares of common stock, subject to demand registration and piggy back registration rights at the Companys expense. Such shares were issued to the individual investors at the commencement of their bridge loans. The fair value of the common stock issued was charged to operations as an additional financing expense for the nine months ended September 30, 1997. The cost of such registration is expected not to exceed $100,000.

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ProtoSource Corporation,




November 6, 1997                      /s/ Raymond J. Meyers
                                      ------------------------------------------
                                          Raymond J. Meyers
                                          Chief Executive Officer