Form 10QSB
period 1997-03-31
PROTOSOURCE CORP
filed 1997-12-18
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                             Washington D.C. 20549
                            ------------------------

                                  Form 10-QSB

(Mark One)

  X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities -----Exchange Act of 1934

     For the quarterly period ended March 31, 1997 or

     Transition Report pursuant to Section 13 or 15(d) of the Securities -----Exchange Act of 1934.

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

                             ----------------------

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

There are 515,333 shares of the registrant's common stock, no par value outstanding on March 31, 1997.

ProtoSource Corporation

                                     Index


                                                                        Page
                                                                        ----

Part I  Financial Information

        Item 1.   Financial Statements

                  Condensed Balance Sheet
                  at March 31,1997                                        3

                  Condensed Statements of Operations
                  for the three months ended March 31,1997 and 1996       5

                  Condensed Statements of Cash Flows
                  for the three months ended March 31,1997 and 1996       6

                  Notes to Condensed Financial Statements                 8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9

Part II. Other Information

                  Other Information                                       11

                  Signatures                                              11






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

                            ProtoSource Corporation
                                 Balance Sheet
                                 March 31, 1997
                                  (unaudited)


                                     Assets

Current  assets:
  Cash and cash equivalents                                        $  113,215
  Accounts receivable                                                  46,418
  Inventories                                                           8,980
  Prepaid expenses and other                                           68,835
  Current portion of note receivable                                   47,285
                                                                   ----------
  Total current assets                                                284,733
                                                                   ----------

Property and equipment, at cost:
  Land                                                                411,176
  Building and improvements                                         1,381,816
  Equipment                                                           754,991
  Furniture                                                           103,187
  Vehicles                                                             10,090
                                                                   ----------
                                                                    2,661,260
  Less accumulated depreciation and amortization                     (538,097)
                                                                   ----------
    Net property and equipment                                      2,123,163
                                                                   ----------
Other  assets:
  Notes Receivable, net of current portion above                      723,565
  Goodwill, net of accumulated amortization of $2,111                  19,134
  Deferred tax assets                                                  71,550
  Deposits and other assets                                            48,506
                                                                   ----------
    Total other  assets                                               862,755
                                                                   ----------
    Total assets                                                   $3,270,651
                                                                   ==========

                             See accompanying notes

                            ProtoSource Corporation
                                 Balance Sheet
                                 March 31, 1997
                                  (unaudited)


                      Liabilities and shareholders' equity

Current  liabilities:
  Accounts payable                                                  $   178,250
  Accrued liabilities                                                    51,537
  Unearned rent                                                          18,247
  Customer deposits                                                       1,500
  Current portion of long-term debt                                      39,358
                                                                    -----------
    Total current liabilities                                           288,892
                                                                    -----------

Long-term debt, net of current portion above:
  Bank                                                                    1,285
  Obligations under capital leases                                    1,872,541
  Less current portion above                                            (39,358)
                                                                    -----------
    Total long-term debt                                              1,834,468
                                                                    -----------

Commitments and contingencies                                              --

Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares                          --
    authorized, none issued and outstanding
  Common stock, no par value;  10,000,000 shares
    authorized, 515,333 shares issued and outstanding                 4,839,485
  Accumulated  deficit                                               (3,692,194)
                                                                    -----------
    Total shareholders' equity                                        1,147,291
                                                                    -----------

    Total liabilities and shareholders' equity                      $ 3,270,651
                                                                    ===========




                             See accompanying notes

                            ProtoSource Corporation
                            Statements of Operations
                                  (unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        1997             1996
                                                     ---------        ---------

Net revenues                                         $ 188,531        $ 185,780
                                                     ---------        ---------

Operating expenses:
  Cost of revenues                                      42,035           46,295
  Sales and marketing                                   17,373           20,433
  General and Administrative                           326,568          321,373
                                                     ---------        ---------
Total operating expenses                               385,976          388,101
                                                     ---------        ---------

Operating loss                                        (197,445)        (202,321)
                                                     ---------        ---------
Other income (expense):
  Interest  Income                                      53,016              119
  Interest Expense                                     (51,280)
  Other Income, net                                     99,870           28,953
                                                     ---------        ---------
Total other income (expense)                           101,606          (11,425)
                                                     ---------        ---------
Loss from continuing operations
  before provision for income taxes                    (95,839)        (213,746)

Provision for income taxes                                --               --
                                                     ---------        ---------
Loss from continuing operations                        (95,839)

Loss from discontinued operations                         --           (154,746)
                                                     ---------        ---------

Net Loss                                             $ (95,839)       $(368,492)
                                                     =========        =========

Net loss per share of common stock                   $    (.19)       $   (4.16)
                                                     =========        =========
Weighted average number of common
  shares outstanding                                   515,333           88,667
                                                     =========        =========


                             See accompanying notes

                            ProtoSource Corporation
                            Statements of Cash Flows
                                  (unaudited)

                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                            1997         1996
                                                         ---------    ---------

Cash flows from operating activities:
Net loss                                                 $ (95,839)   $(368,942)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Depreciation and amortization                           51,761      101,413
    Changes in operating assets:
      Accounts receivable                                    4,135      (15,004)
      Inventories                                             --        (24,318)
      Deposits and other assets                            (54,248)       6,122
      Accounts payable                                     (17,444)     178,105
      Accrued liabilities                                 (215,691)     169,495
      Customer deposits                                       --         41,775
      Notes payable                                           --         (1,500)
      Unearned revenues                                     18,247       (1,610)
                                                         ---------    ---------
        Net cash provided (used) by
          operating activities                            (309,079)      85,536
                                                         ---------    ---------

Cash flows from investing activities:
  Purchases of property and equipment                      (28,855)      (4,471)
  Other assets                                              (6,160)       1,029
  Software development costs capitalized                      --        (87,748)
                                                         ---------    ---------
    Net cash (used) by investing activities                (35,013)     (91,190)
                                                         ---------    ---------

Cash flows from financing activities:
  Payments on notes payable                                   (935)      (3,191)
  Payments on capital lease obligations                    (24,115)     (27,278)
                                                         ---------    ---------
    Net cash provided by financing activities              (25,050)     (30,469)
                                                         ---------    ---------

    Net increase (decrease) in cash and cash equivalents  (369,142)     (36,123)

    Cash and cash equivalents at beginning of period       482,357      138,646
                                                         ---------    ---------

    Cash and cash equivalents at end of period           $ 113,215    $ 102,523
                                                         =========    =========


                             See accompanying notes

                            ProtoSource Corporation
                            Statements of Cash Flows
                                  (unaudited)

                                                              Three months ended
                                                                  March 31,
                                                              ------------------
                                                                1997      1996
                                                              -------    -------

Supplemental Disclosure of Cash Flow information cash paid during the period for:

         Interest                                             $51,280    $40,497
         Income taxes                                            --         --

Supplemental Disclosure of Non cash
  Investing and Financing Activities:

         Acquisition of equipment under capital leases        $44,573    $  --









                             See accompanying notes

                            ProtoSource Corporation
                    Notes to Condensed Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1997. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission.


Per Share Information

Net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents repreent the dilution effect of the assumed exercise of certain outstanding options and warrants.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1997 vs. Three Months Ended March 31, 1996

     Net Sales. For three months ended March 31, 1997, net sales were $188,531 versus $185780 in the same period of the prior year. The lack of growth in revenues is primarily attributed to lack of capital for marketing and infrastructure upgrade to attract more Internet subscribers. The Company did not increase the points of presence (POPs) until February 1997. The Company believes that revenues will increase as the Company's number of POPs increase.

     Gross Profit. For three months ended March 31, 1997, gross profit was $146,496 versus $139,485 in 1996, representing an increase of $7,011 or 5.03%. As a percentage of sales, gross profit was 78% in 1997 compared to 75% in 1996. The similar gross profit percentage is attributed to similar variable cost structure of the Internet industry. The Company believes that gross profit as a percentage of sales will increase as revenues increases as a result of economies of scale.

     Sales and Marketing. Sales and marketing expenses were $17,373 for three months ended March 31, 1997 versus $20,433 in 1996. The decreases in sales and marketing expenses were a result of a reduction of the sales staff in the WEB department. The Company believes that the sales and marketing expenses will increase as the Company increases its marketing effort to attract additional subscribers.

     General and Administrative. General and administrative costs were $326,568 for the three months ended March 31, 1997 versus $321,373 in the same period 1996. The increase in general and administrative costs is primarily attributed to expenses associated with additional facilities for the Internet Division and increased staff for the Internet Division.

     Operating Loss. For the three months ended March 31, 1997, the operating loss was $197,446 compared to the 1996 same period operating loss of $202,321. The operating loss in 1997 is attributed to lack of growth in revenues to offset the fixed costs of the Company.

     Interest income (expense). Net interest income was $1,736 in 1997 versus net interest expense of $40,378 in 1996. The increase in interest income in 1997 was primarily due to interest income related to the note receivable from the divestiture and other interest income.

     Other income. Net other income increased to $99,870 from $28,953 for the three months ended March 31, 1997 and March 31, 1996, respectively. This is due to the rental income generated by the building as well as miscellaneous sales.

Liquidity and Capital Resources

For the three months ended March 31,1997, the Company used $309,079 of cash for operating activities primarily due to decreases in accounts payable and accrued liabilities. The Company has a working capital deficiency of of $4,159 at March 31, 1997. The Company intends to reduce the working capital deficiency by increasing sales, downsizing and attempting to obtain long term financing. There can be no assurance that the Company will be successful in such actions in which event it may be necessary for the Company to substantially reduce its operations.

Capital expenditures relating primarily to the purchase of computer equipment, furniture and fixtures, and software amounted to $28,853 for the three months ended March 31, 1997. The capital investment is mainly in computer equipment to sustain future growth of the Company. In addition, the Company acquired equipment through capital leases amounting to $44,573.

Part II. Other Information

Item 5. Other Information

     None

Item 6. Exhibits and Reports on From 8-K

     Exhibits: None

     Reports on Form 8-K: One form 8-K was filed during the first quarter of 1997, which reported the divestiture of the Software, Training Center and Market Street divisions.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ProtoSource Corporation,




     May 15, 1997                      /s/ Raymond J. Meyers
                                       -----------------------------------------
                                       Raymond J. Meyers
                                       Chief Executive Officer