Form 10KSB
period 1997-12-31
PROTOSOURCE CORP
filed 1998-03-26
CIK 932772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to ________________

Commission File No. 33-86242


                             PROTOSOURCE CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


          California                                        77-0190772
-------------------------------                      ---------------------
(State or other jurisdiction of                          I.R. S. Employer
incorporation or organization)                       Identification Number)


2300 Tulare Street, Suite 210
Fresno, California                                           93721
---------------------------------------                    ---------
(Address of principal executive offices)                   (Zip Code)



Issuer's telephone number:  (310) 314-9801

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                            No Par Value Common Stock
                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------
                                (Title of Class)

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

     As of February 28, 1998, 665,333 shares of the Registrant's no par value Common Stock were outstanding. As of February 28, 1998, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $3,171,663 based upon a closing bid price of $5.50 per share of Common Stock on the Electronic Bulletin Board.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 -----

     The Registrant's revenues for its most recent fiscal year were $749,796.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Introduction

     The Company provides Internet access and related services to individuals, public agencies and businesses in six small central California cities. As of December 31, 1997, the Company had approximately 2,700 subscribers for whom it provided Internet access up from 250 subscribers in July 1995. The Company intends to acquire other small Internet providers in markets with populations less than 500,000 that are located in various Central California cities between Sacramento and Bakersfield. The Company believes that certain of these local Internet providers currently doing business in the Company's target markets will not be able to effectively manage the financial and administrative burdens imposed by the continuing consumer demand for local Internet services, unless these providers are integrated into larger, more diversified Internet products and services companies. The Company has addressed these kinds of financial and administrative burdens by (i) expanding its operations throughout Central California, (ii) developing diversified services similar to its larger competitors, such as hourly-based access services, special access to packages for business and high speed access, and (iii) investing in automated billing and administrative systems. The Company believes these resources will not only allow it to compete effectively with larger access firms entering the Company's markets, but also will facilitate the Company's efforts to attract small Internet providers. The Company's long-term plan is to target a select number of such markets and increase revenues through acquisition in these markets. The Company is not currently negotiating to acquire nor has it entered into any agreement to acquire any other companies.

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

     In February 1995, the Company completed an initial public offering ("IPO") of its securities, consisting of the sale of 46,000 Units to the public at $82.50 per Unit. Each Unit consisted of one share of Common Stock and one common stock purchase warrant (the "Prior Warrants") to purchase an additional share of Common Stock at $97.50 per share until February 1998. McClurg Capital Corporation, the Representative of the Underwriters of the IPO (the "Prior Representative"), received warrants (the "Prior Representative's Unit Warrants") to purchase 4,000 Units at $99.00 per Unit until February 2000. In May 1997, the Company registered 186,666 Common Stock Purchase Warrants and 186,666 shares of Common Stock underlying these Warrants together with 426,667 shares of Common Stock (collectively the "May 1997 Securities").

     In July 1995, the Company acquired ValleyNet Communications ("ValleyNet"), a small Internet access provider for $50,000 in cash and the issuance of 334 shares of the Company's Common Stock. At the time of its acquisition, ValleyNet operated out of one location in Fresno, California and had 250 subscribers. Since that time, the Company has increased its Internet locations to six, and increased its subscribers to 2700 at December 31, 1997.

     In December 1996, the Company sold the Classic Line to a Canadian company for $300,000 in cash and an unsecured promissory note which the Company has not carried as an asset on its financial statements, due to the high degree of uncertainty as to the payment of the promissory note. As a part of the transaction, the Company received an exclusive worldwide license through December 2006, to market the Classic Line subject to the payment of a royalty of 16% of gross sales to the Canadian company. To date, the Company has not incurred any liability to pay royalties.

     In January 1997, the Company sold the remaining assets of the Classic Line to SSC Technologies, Inc. ("SSC") for $770,850 evidenced by a promissory note bearing interest at 10% per annum payable in January 2007, and the assumption by SSC of all the liabilities of the Classic Line and certain other liabilities, aggregating approximately $500,000. Under the terms of the asset sales agreement (the "Divestiture Agreement"), the Company acquired 25% of the outstanding common stock of SSC for $500,000 in cash (less $200,000 of liabilities which were paid by the Company and deducted from the $500,000) and the remaining 75% of the outstanding common stock was issued to other stockholders including Charles T. Howard, David L. Green, Ding Yang and Steven L. Wilson who were previously officers and directors of the Company (the "SSC Principals"). As part of the Divestiture Agreement, the SSC Principals also (i) canceled 900,000 shares of Convertible Preferred Stock held by them (and one other individual) which were previously exercisable into shares of Common Stock on a fifteen for one basis, (ii) agreed not to sell an aggregate of 30,300 shares of Common Stock owned by them until October 1999, except with the prior written consent of the

Prior Representative, (iii) agreed to sublease office space from the Company at a monthly rental of $12,000 through February 28, 1998, (iv) granted to Steven A. Kriegsman, a former director of the Company, an option to purchase up to 10,000 shares of Common Stock held by the SSC principals at any time until October 2001, and (v) personally guaranteed, on a joint and several basis, the $770,850 promissory note and all other obligations of SSC to the Company. The value of the Classic Line assets were determined as a result of negotiations between the Company and the SSC Principals. See "Item 12."

     In October 1996, the Company sold 400,000 shares of its Common Stock to a group of investors for $3.75 per share or a total of $1,500,000 (the "Common Stock Placement"). Included in the $1,500,000 was the conversion of $200,000 of debt to equity which was originally represented by a bridge loan for which the Company issued 26,667 shares of its Common Stock to the bridge lenders as additional consideration for the $200,000 loan. The Company also issued 186,666 Warrants exercisable at $3.75 per share in connection with the bridge loan and the private placement. The 426,667 shares, 186,666 Warrants and 186,666 shares underlying the Warrants were registered with the Commission in May 1997.

     Between June and September 1997, the Company issued 150,000 shares of its Common Stock as additional consideration for a $750,000 bridge loan (the "Bridge Loan") advanced to it by eight bridge lenders.

     The Company was incorporated in the State of California as SHR Corporation on July 1, 1988, and changed its name to "ProtoSource Corporation" in October 1994. The Company's principal executive offices are located at 2300 Tulare Street, Suite 210, Fresno, California 93721, telephone (310) 314-9801.

Strategy

     The Company's strategy is to provide low cost direct Internet access and other Internet related products and services to subscribers or customers in target markets. The Company will seek to effectuate this strategy by acquiring small Internet providers, by expanding marketing operations in its existing markets, by offering Internet related products and services and by acquiring other computer oriented companies. The Company will also seek to generate additional revenues by (i) increasing monthly Internet access fees while offering additional Internet products and services, (ii) offering monthly community access services, (iii) providing Internet consulting services, and
(iv) generating marketing service fees from businesses seeking a Web site on the Internet. The Company believes that it can increase the profitability of its monthly access fees by developing economies of scale as a result of increasing total access subscribers and earning additional revenues from such subscribers by providing additional access services.

     Increasing Monthly Internet Access Fees. The Web is the driving force behind the growth in Internet subscribers who use the Web to access information as well as to engage in commerce and communication. The Company intends to continue to provide low-priced direct Internet access through the Company's telecommunication network infrastructure which is comprised of two high speed dedicated data lines that connect directly to the backbone of the Internet. The Company plans to add additional high-speed dedicated data lines, enhance system-wide access software in order to offer additional Internet products and services, and expand the number of POPs in local markets in order to attract and support additional subscribers. By increasing the number of POPs, the Company will offer more users access to the Internet through local phone calls to more geographic areas which in turn may promote growth in its subscriber base.

     The Company also provides Integrated Services Digital Network ("ISDN") and high-speed Internet access using dedicated data lines to business customers. The Company believes that the demand for high-speed Internet access and the ability to integrate Internet access into a corporate-wide computer network is becoming increasingly more important.

     Offering Monthly Community Access Services. Local public agencies, (such as city agencies, police departments and libraries), are seeking to provide information resources directly to their citizens through Community Web sites. Believing that its subscribers will be willing to pay a recurring fee for such community information access, the Company intends to offer such access in 1998.

     Providing Internet Consulting Services. The Company provides its customers with a number of Internet services such as consulting services for network setup, Internet application implementation, Intranet design, and Web site implementation.

     Generating Marketing Service Fees. The Company designs and develops Web sites for its clients with sophisticated graphics to attract user attention. The Company also provides all necessary hardware and software and stores its clients' Web pages on its dedicated servers, which are monitored and maintained 24 hours a day, 365 days a year to assure subscriber access.

Acquisition Strategies

     The Company will seek to acquire local Internet access providers in its Central California target markets. The criteria for such acquisition candidates calls for attracting companies that (i) are located in markets with a population under 500,000; (ii) have been in business a minimum of one year; (iii) have at least 300 subscribers; (iv) have current owners and staff with strong technical backgrounds, (v) enjoy strong community contacts, and (vi) offer projected annual growth rates in excess of 200%. The Company may also seek to acquire other small computer oriented companies. The Company is not negotiating to acquire, nor has it entered into any agreement to acquire, any such companies.

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

Competition

     The Internet services business is highly competitive and there are few significant barriers to entry. Currently, the Company competes with a number of national and local California Internet service providers. In addition, a number of multinational corporations, including giant communications carriers such as AT&T, MCI, Sprint and some of the regional Bell operating companies, are offering, or have announced plans to offer, Internet access or on-line services. The Company also faces significant competition from Internet access consolidates such as Verio, Inc. and from on-line service firms such as America Online (AOL), CompuServe, and Prodigy. The Company believes that new competitors which may include computer software and services, telephone, media, publishing, cable television and other companies, are likely to enter the on-line services market.

     The ability of some of the Company's competitors to bundle Internet access software with other popular products and services could give those competitors an advantage over the Company. For example, NETCOM, MCI and PSI offer retail software packages and AOL and Prodigy bundle their software with new PCs.

     Many of the Company's competitors possess financial resources significantly greater than those of the Company and, accordingly, could initiate and support prolonged price competition to gain market share. If significant price competition were to develop, the Company might be forced to lower its prices, possibly for a protracted period, which would have a material adverse effect on its financial condition and results of operations and could threaten its economic viability. In addition, the Company believes that the Internet service and on-line service businesses will further consolidate in the future, which could result in increased price and other competition in the industry and consequently adversely impact the Company. In the last year, a number of on-line services have lowered their monthly service fees, which may cause the Company to lower its monthly fees in order to compete.

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

Employees

     As of December 31, 1997, the Company employed twelve full-time employees and two part time employees. The Company believes it maintains good relations with its employees. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     In September 1994, the Company acquired, under a 20-year non-cancelable capital lease, an office building, including land and improvements located at 2580 West Shaw, Fresno, California 93711. The lease requires initial annual minimum lease payments of $188,000, increasing every five years to a maximum annual payment of $338,000 in 2009. Under the lease, the Company has an option to purchase the building and land for $1,900,000 through April 30, 1998. After April 30, 1998, the option amount increases annually by the percentage increase in the Consumers Price Index, as further described in the lease. Upon exercise of the purchase option, the principal portion of the lease payments made by the Company will be applied toward the down payment for the purchase price based upon an amortized 20-year note with interest accruing at 9% per annum. The Company does not occupy any space in the building, although it leased a portion of it to SSC and the SSC Principals based upon monthly payments to the Company of $12,000 through February 1998. See "Certain Transactions". In May 1997, as a result of the Company's default on the lease, the Company agreed to return possession of the office building to the landlord. Accordingly, the landlord collects rents directly from the tenants of the office building and the Company is responsible for the difference between such aggregate rents and the Company's lease payment to the landlord. As of the date hereof, the landlord is collecting monthly rents aggregating approximately $9,200 and the Company's monthly leasehold obligation is approximately $15,600 leaving a monthly balance due from the Company to the landlord of approximately $6,400.

     The Company leases 4,000 square feet of space for its offices and operating facilities at 2300 Tulare Street, Suite 210, Fresno, California 93721. The lease term is five years, ending May 2002 and requires minimum annual payments of $40,250 increasing every year to a maximum of $55,375 in 2002. The Company also leases approximately 250 square feet for its corporate office space in Santa Monica, California on a month-to-month lease for $600 per month.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     As a result of the failure of SSC and the SSC Principals to pay certain trade account payables and certain office rent under a sublease from the Company, the Company has been threatened with litigation from such trade creditors (currently aggregating approximately $25,000) and has been required to return possession of the SSC subleased office space to the Company's landlord. The Company believes that the total contingent liability to trade account creditors arising from defaults by SSC and the SSC Principals does not exceed $100,000. Additionally, the total amount due from SSC and the SSC Principals under the Company's office sublease aggregates approximately $100,000.

     In May 1997, the SSC Principals brought an administrative labor claim against the Company before the California office of the State Labor Commission seeking unpaid wages in the amount of approximately $160,000. The case was dismissed by the Labor Commission in December 1997 but may be refiled as a civil action if the claimants elect to do so. As of this date the case has not been refiled. This Company believes the claim to be without merit.

     The Company is a defendant in a civil action entitled "P/K Associates, Inc. et al. v. Fresno Business Journal, Inc., et al" civil action number 97-5546 filed in the United State District Court for the Eastern District of California in May 1997. The suit alleges certain copyright violations against the Fresno Business Journal and the Company. The Company settled the case in December 1997 for a payment of $5,000 to the plaintiffs.

     In February 1997, three of the Company's former employees brought a civil action against the Company in the California Municipal Court entitled "David J. Dague, et al. v. ProtoSource Corporation" for back wages aggregating approximately $45,000. In March 1998, the Company paid $23,000 to settle this matter.

     Payment of any judgments or settlements in connection with these litigation matters, together with the costs of defending such matters, could adversely affect the Company's results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     The Company's Common Stock traded on the NASDAQ SmallCap Market under the symbol "PSCO" from February 9, 1995 until July 10, 1996 when it was delisted from NASDAQ and commenced trading on the Electronic Bulletin Board under the symbol "PSCO."

     The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Common Stock as reported by NASDAQ and the Electronic Bulletin Board but does not include retail markup, markdown or commissions.

                                                                    Price
                                                               ----------------
By Quarter Ended:                                               High       Low
-----------------                                               ----       ---

March 31, 1998 (through February 28, 1998)...................  $5.75      $5.25

December 31, 1997............................................   6.50       5.00
September 30, 1997...........................................   6.30       5.25
June 30, 1997................................................   5.50       3.15
March 31, 1997...............................................   4.65       3.15

December 31, 1996......................................... .   11.25       3.15
September 30, 1996...........................................  15.00       8.40
June 30, 1996................................................  26.25       8.40
March 31, 1996...............................................  31.95      14.10

     As of February 28, 1998, the Company had approximately 365 record and beneficial stockholders.

Dividend Policy

     The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Background

     Operating through its ProtoSource Network ("PSNW") division, the Company provides Internet access and related services to individuals, public agencies and businesses in five small Central California cities. As of December 31, 1997, the Company had 2,700 subscribers for whom it provided Internet access. The Company intends to acquire other small Internet providers in markets with populations of less than 500,000 that are located initially in various Central California cities between Sacramento and Bakersfield. The Company believes that certain of these local Internet providers currently doing business in the Company's target markets will not be able to effectively manage the financial and administrative burdens imposed by the continuing consumer demand for local Internet services, unless these providers are integrated into larger, more diversified Internet products and services companies. The Company's long-term plan is to target a select number of such target markets and increase revenues through acquisition in such markets. The Company is not negotiating to acquire nor has it entered into any agreement to acquire any such Internet related companies.

Results of Operations

Year Ended December 31, 1997 vs. Year Ended December 31, 1996

     Net Sales

     For calendar 1997, Internet services revenues were $749,796 versus $697,581 in calendar 1996, an increase of 7.5%. The increase in revenue is primarily due to an increase in the subscriber base. Management believes revenues will continue to increase as the Company implements marketing programs focusing on increasing name brand recognition and differentiation of service offerings (i.e., Internet access, web site development and electronic commerce).

     Operating Expenses

     1997 operating expenses totaled $1,818,698 versus $1,121,773 in 1996. This increase of $696,925 was primarily attributed to costs associated with the Company's May 1997 Registration Statement covering the May 1997 Securities including $102,971 of legal and accounting fees, increased rent expense, higher salary expense, and increased bad debt expense. Bad debt expense was approximately $132,000 and is comprised of write-offs of accounts receivable of approximately $25,000, establishment of a reserve for uncollectible accounts receivable of $7,500 and for the uncollectability of a note receivable of $100,000. Management has implemented several cost reduction or containment steps but believes that operating expenses will increase as revenues increase. The Company will also seek to reduce operating expenses by renegotiating or canceling its Shaw Avenue Capital lease and its Visalia, California lease.

     Operating Loss

     The Company's 1997 operating loss totaled $1,068,902 versus $424,192 in 1996. This increase in operating loss of $644,710 is attributed to a significant rise in 1997 operating expenses coupled with less than anticipated Internet service revenue growth. Management believes that operating results will improve as revenues increase.

     Interest Expense (Net)

     Net interest expense for 1997 totaled $546,607 versus $268,721 in 1996. The increase of $277,886 is attributable to obtaining bridge loan financing in the amount of $750,000. This net interest expense includes the amortization of debt issuance costs of $320,167 in connection with the issuance of 150,000 shares of Common Stock in the Bridge Loan and commissions of $97,500 and Bridge Loan interest expense of $45,049. The interest expense was somewhat offset by the interest earned on cash and short term investments of $77,399.

     Other Income

     1997 net other income increased to $218,959 from $146,122 in 1996. This increase of $72,837 is a result of the rental income generated by the Company's Shaw Avenue office building and miscellaneous sales. Net other income for 1997 is comprised entirely of rental income on the sublease of the Company's office building. Rental income recognized from SSC totals $144,000, all of which was collected in 1997.


Year Ended December 31, 1996 vs. Year Ended December 31, 1995

     Net Sales. For fiscal 1996, Internet services revenues were $697,581 versus $100,901 in fiscal 1995, which represents a 591% increase in revenue. The increases are attributed to increases in the number of Internet users worldwide and increased market penetration of the Company's Central California area. PSNW only operated from August to December in 1995 versus a full year in 1996. Management believes that the Company's revenues will continue to increase as it increases the number of points of presence ("POPS") through which it markets its Internet services. The number of POPS to be developed in any given geographic area depends upon the Company's estimate of "demand" in such geographic area. In turn, demand is based upon the population and rate of population growth, the number of existing access providers, the number of access subscribers and the growth rate of such access subscribers in the particular area.

     Operating Expenses. Operating expenses were $1,121,773 in 1996 versus $1,079,503 in 1995. The increased operating expense is the result of increased depreciation expense, additional personnel expenses and legal and accounting expenses related to the Company's restructuring and the divestiture of the Classic Line. Management believes that the operating expenses will remain at the same level or decrease as a result of reduced personnel and facilities expenses after the Classic Line sale. The decreases may be somewhat offset by the increases in operating expenses as the Company's Internet business grows.

     Operating Loss. For fiscal 1996, the operating loss was $424,192 compared to an operating loss of $978,602 in 1995 which represents a 56% decrease. The decrease in the operating loss in 1996 is attributed to the significant increases in Internet services revenues by $596,680. Management believes that operating results will improve as revenues increase and operating expenses decrease.

     Interest Expenses. Net interest expense for 1996 was $268,721 compared to $109,301 in 1995. The increase in interest expense is primarily attributed to the building which the Company acquired under a 20-year capital lease. The net interest expense is further increased as a result of a decrease in interest income in 1996.

     Financing Costs. Financing costs were $126,000 in 1996 which represented the commission and expenses related to 400,000 shares of the Company's Common Stock issued to the investors as additional compensation for the Common Stock Placement. The Common Stock issued was valued at $3.75 per share and resulted in a financing expense of $100,000 to the Company.

Liquidity and Capital Resources

     For the year ended December 31, 1997, the Company used cash of $995,736 for operating activities. The Company had a working capital deficiency of $795,657 at December 31, 1997 which is primarily attributed to the short term liability treatment of the Bridge Loan. The Company intends to reduce the working capital deficit by (i) increasing sales, (ii) reducing certain low margin operations and
(iii) obtaining long-term financing. There can be no assurance that the Company will be successful in these actions and if unsuccessful, the Company may be required to substantially reduce its operations.

     Capital expenditures relating primarily to the purchase of computer equipment, furniture and fixtures, and other assets amounted to $77,552 and $38,421 for the years ended December 31, 1997 and 1996, respectively. In addition, the Company acquired through lease $69,959 of computer equipment for its Internet operations during the year ended December 31, 1997.

     Between June and September 1997, the Company received $750,000 from proceeds of the Bridge Loan, which was used for working capital, marketing expenses and the purchase of capital equipment. In connection with the Bridge Loan, the Company agreed to issue 150,000 restricted shares of its Common Stock, subject to certain piggy-back and demand registration rights at the Company's expense. The fair market value of the Common Stock ($750,000) issued and commission paid on the Bridge Loan ($97,500) were capitalized as debt issuance costs and are being amortized over the 15 month loan as interest expense.

     In June 1996 the Company's Common Stock was delisted from the NASDAQ SmallCap Market as a result of the Company's shareholders' equity falling below the NASDAQ SmallCap Market maintenance requirements.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

                             PROTOSOURCE CORPORATION


                          INDEX TO FINANCIAL STATEMENTS



Financial Statements                                                        Page
--------------------                                                        ----

 Independent Auditors' Report                                                F-2

 Balance Sheet as of December 31, 1997                                       F-3

 Statements of Operations for the years ended
  December 31, 1997 and 1996                                                 F-5

 Statements of Changes in Shareholders' Equity for the
  years ended December 31, 1997 and 1996                                     F-6

 Statements of Cash Flows for the years ended
  December 31, 1997 and 1996                                                 F-7

 Notes To Financial Statements                                               F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
ProtoSource Corporation


We have audited the accompanying balance sheet of ProtoSource Corporation as of December 31, 1997 and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProtoSource Corporation as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,470,550 during the year ended December 31, 1997, and, as of that date had a working capital deficiency of $795,657. As discussed in Note 1 to the financial statements, the Company's significant operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            Angell & Deering
                                            Certified Public Accountants

Denver, Colorado
February 13, 1998

                             PROTOSOURCE CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 1997




                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $    98,148
  Accounts receivable - trade net of allowance
   for doubtful accounts of $7,500                                       22,490
  Current portion of note receivable                                     67,000
                                                                    -----------

         Total Current Assets                                           187,638
                                                                    -----------

Property and Equipment, at cost:
  Land                                                                  411,176
  Building and improvements                                           1,381,816
  Equipment                                                             821,876
  Furniture                                                             110,387
                                                                    -----------
                                                                      2,725,255
  Less accumulated depreciation and amortization                       (701,455)
                                                                    -----------

         Net Property and Equipment                                   2,023,800
                                                                    -----------

Other Assets:
  Goodwill, net of accumulated amortization
   of $3,423                                                             17,822
  Debt issuance costs, net of accumulated amortization
   of $320,167                                                          527,333
  Note receivable, net of allowance for uncollectibility
   of $100,000 and net of current portion above                         396,271
  Deposits and other assets                                              44,347
  Deferred offering costs                                                98,523
                                                                    -----------

         Total Other Assets                                           1,084,296
                                                                    -----------

         Total Assets                                               $ 3,295,734
                                                                    ===========




                     The accompanying notes are an integral
                       part of these financial statements.

                             PROTOSOURCE CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 1997




                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                  $    96,107
  Accrued expenses:
    Payroll taxes, wages and other                                       30,213
    Interest                                                             45,049
  Current portion of long-term debt                                     811,926
                                                                    -----------

         Total Current Liabilities                                      983,295
                                                                    -----------

Long-Term Debt, net of current portion above:
  Individuals and other                                                 750,000
  Obligations under capital leases                                    1,850,815
  Less current portion above                                           (811,926)
                                                                    -----------

         Total Long-Term Debt                                         1,788,889
                                                                    -----------

Commitments and contingencies                                              --

Shareholders' Equity:
  Preferred stock, no par value; 5,000,000 shares
   authorized, none issued and outstanding                                 --
  Common stock, no par value; 10,000,000 shares
   authorized, 665,333 shares issued and outstanding                  5,590,455
  Accumulated deficit                                                (5,066,905)
                                                                    -----------

         Total Shareholders' Equity                                     523,550
                                                                    -----------

         Total Liabilities and Shareholders' Equity                 $ 3,295,734
                                                                    ===========





                     The accompanying notes are an integral
                       part of these financial statements.

                             PROTOSOURCE CORPORATION
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                        1997            1996
                                                        ----            ----
Net Revenues:
 Internet service fees                              $   749,796     $   697,581
                                                    -----------     -----------

       Total Revenues                                   749,796         697,581

Operating expenses                                    1,818,698       1,121,773
                                                    -----------     -----------

       Operating Loss                                (1,068,902)       (424,192)
                                                    -----------     -----------

Other Income (Expense):
 Interest income                                         77,399           3,507
 Interest expense                                      (624,006)       (272,228)
 Financing costs                                           --          (126,000)
 Rent and other income                                  218,959         146,122
 Loss on disposal of assets                              (2,018)           --
 Other, net                                                 368            --
                                                    -----------     -----------

       Total Other Income (Expense)                    (329,298)       (248,599)
                                                    -----------     -----------

Loss From Continuing Operations Before
 Provision For Income Taxes                          (1,398,200)       (672,791)

Provision for income taxes                               72,350            --
                                                    -----------     -----------

Loss From Continuing Operations                      (1,470,550)       (672,791)
                                                    -----------     -----------

Discontinued Operations:
  Loss from discontinued operations (Note 2)               --          (532,663)
  Loss on disposal (Note 2)                                --          (204,346)
                                                    -----------     -----------

       Loss From Discontinued Operations                   --          (737,009)
                                                    -----------     -----------

Net Loss                                            $(1,470,550)    $(1,409,800)
                                                    ===========     ===========

Net Loss Per Share of Common Stock:
  Basic:
   Loss from continuing operations                  $     (2.49)    $     (3.69)
   Discontinued operations                                 --             (4.05)
                                                    -----------     -----------

   Net Loss                                         $     (2.49)    $     (7.74)
                                                    ===========     ===========

  Diluted:
   Loss from continuing operations                  $     (2.49)    $     (3.69)
   Discontinued operations                                 --             (4.05)
                                                    -----------     -----------

   Net Loss                                         $     (2.49)    $     (7.74)
                                                    ===========     ===========

Weighted Average Number of
 Common Shares Outstanding:
  Basic                                                 589,702         182,037
  Diluted                                               589,702         182,037



                     The accompanying notes are an integral
                       part of these financial statements.




                                              PROTOSOURCE CORPORATION
                                         STATEMENTS OF SHAREHOLDERS' EQUITY
                                   FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                      Series A
                                                   Preferred Stock                 Common Stock
                                                 -------------------           ---------------------        Accumulated
                                                 Shares       Amount           Shares         Amount          Deficit
                                                 ------       ------           ------         ------          -------

Balance at December 31, 1995                     900,000       $--             88,666      $ 3,309,494      $(2,186,555)

Contribution of capital by officers
 through forgiveness of previously
 accrued salaries                                   --          --               --            154,792             --

Issuance of common stock in
 connection with bridge loans                       --          --             26,667          100,000             --

Issuance of common stock in private
 offering (net of offering costs of
 $224,801)                                          --          --            400,000        1,275,199             --

Cancellation of Preferred Stock in
 connection with divestiture of assets          (900,000)       --               --               --               --

Net loss                                            --          --               --               --         (1,409,800)
                                             -----------       -----      -----------      -----------      -----------

Balance at December 31, 1996                        --          --            515,333        4,839,485       (3,596,355)

Issuance of common stock                            --          --               --                970             --

Issuance of common stock in connection
 with bridge loans                                  --          --            150,000          750,000             --

Net loss                                            --          --               --               --         (1,470,550)
                                             -----------       -----      -----------      -----------      -----------

Balance at December 31, 1997                        --         $--            665,333      $ 5,590,455      $(5,066,905)
                                             ===========       =====      ===========      ===========      ===========





                                       The accompanying notes are an integral
                                         part of these financial statements.



                             PROTOSOURCE CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                         1997           1996
                                                         ----           ----
Cash Flows From Operating Activities:
  Net loss                                           $(1,470,550)   $(1,409,800)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
    Depreciation and amortization                        544,670        367,049
    Provision for bad debts                              107,500           --
    Deferred income taxes                                 71,550           --
    Assets and liabilities disposed of in
     divestiture and note receivable received               --           17,176
    (Gain) loss  on disposal of equipment                  2,018         (4,607)
    Issuance of common stock for costs of financing         --          100,000
    Changes in operating assets and liabilities:
     Accounts receivable                                  20,563        163,556
     Inventories                                           8,980          7,079
     Deposits and other assets                            12,586         15,441
     Accounts payable                                    (99,587)        32,536
     Accrued liabilities                                (191,966)       344,284
     Customer deposits                                    (1,500)        (4,000)
     Unearned customer support revenue                      --          (34,542)
                                                     -----------    -----------

Net Cash (Used) By Operating Activities                 (995,736)      (405,828)
                                                     -----------    -----------

Cash Flows From Investing Activities:
  Purchase of property and equipment                     (77,552)       (38,421)
  Proceeds from disposal of equipment                       --           10,536
  Software development costs capitalized                    --         (442,100)
  Receipt of principal on notes receivable               207,579           --
                                                     -----------    -----------

Net Cash Provided (Used) By Investing Activities         130,027       (469,985)
                                                     -----------    -----------

Cash Flows From Financing Activities:
  Payments on notes payable                              (73,447)       (55,675)
  Proceeds from borrowing                                750,000        200,000
  Issuance of common stock                                   970      1,300,000
  Offering costs incurred                                (98,523)      (224,801)
  Debt issuance costs incurred                           (97,500)          --
                                                     -----------    -----------

Net Cash Provided By Financing Activities                481,500      1,219,524
                                                     -----------    -----------






                     The accompanying notes are an integral
                       part of these financial statements.




                                 PROTOSOURCE CORPORATION
                                 STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                  1997               1996
                                                                  ----               ----

Net Increase (Decrease) in Cash and Cash Equivalents           $(384,209)         $ 343,711

Cash and Cash Equivalents at Beginning of Year                   482,357            138,646
                                                               ---------          ---------

Cash and Cash Equivalents at End of Year                       $  98,148          $ 482,357
                                                               =========          =========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                     $ 258,790          $ 272,228
  Income taxes                                                       800               --

Supplemental Disclosure of Noncash
 Investing and Financing Activities:
  Acquisition of equipment under capital leases                $  69,959          $  90,349
  Conversion of account payable to a note payable                   --               32,000
  Capital contribution by officers through forgiveness
   of previously accrued salaries                                   --              154,792
  Conversion of note payable into common stock                      --              200,000
  Issuance of common stock in connection with financing          750,000               --








                     The accompanying notes are an integral
                       part of these financial statements.



                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies
   ------------------------------------------
     Description of Business
     -----------------------
          ProtoSource Corporation, formerly SHR Corporation, doing business as Software Solutions Company (the "Company"), was incorporated on July 1, 1988, under the laws of the state of California. The Company is an Internet service provider.

     Basis of Presentation
     ---------------------
          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and to increase sales to a level where the Company becomes profitable. Additionally, the Company has experienced extreme cash liquidity shortfalls from operations.

          The  Company's  continued  existence is dependent  upon its ability to
          achieve  its  operating  plan.   Management's   plan  consist  of  the
          following:

          1. In 1996, the Company restructured its operations and divested three divisions (Note 2). The Company currently operates solely as an Internet service provider. The Company has reduced its general and administrative expenses and continues to consolidate its operations and reduce its operating costs.

          2. Obtaining additional equity through the sale of securities in a secondary stock offering (the "Offering") (Note 6). The Company has a letter of intent with an Underwriter for the offering on a firm commitment basis. The Company has filed a Registration Statement with the Securities and Exchange Commission for the Offering. The Offering is expected to raise gross proceeds of approximately $6,000,000, which would result in net proceeds to the Company of approximately $5,100,000. There can be no assurance that the Offering will be successfully completed.

          3.   Sale of certain assets of the Company.

          If management cannot achieve its operating plan because of sales shortfalls, lack of ability to complete the Offering, or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

     Stock Split
     -----------
          On February 28, 1997, the Company's shareholders adopted a resolution approving a one for ten reverse stock split of the issued and outstanding common shares, effective April 2, 1997.

          On April 25, 1997, the Company's shareholders adopted a resolution approving a three for two reverse stock split of the issued and outstanding common shares, effective April 25, 1997. All share information and per share data have been retroactively restated for all periods presented to reflect the reverse stock splits.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------------------
     Revenue Recognition
     -------------------
          Revenue from the Internet operations is recognized over the period the services are provided. Deferred revenue consists primarily of monthly subscription fees billed in advance.

     Cash and Cash Equivalents
     -------------------------
          For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Inventories
     -----------
          Inventories, consisting of computer supplies held for resale, are stated at the lower of cost (determined on the first in, first out method) or market.

     Property and Equipment
     ----------------------
          Depreciation and amortization of equipment, furniture and vehicles are computed using the straight-line method over estimated useful lives of three to seven years. Assets held under capital lease obligations, exclusive of land, are amortized using the straight-line method over the shorter of the useful lives of the assets or the term of the lease. Depreciation of property and equipment charged to operations was $223,086 and $233,201 for the years ended December 31, 1997 and 1996, respectively.

     Amortization
     ------------
          Goodwill is being amortized using the straight-line method over an estimated useful life of 15 years.

          Debt issuance costs are being amortized using the straight-line method over the fifteen month term of the loans.

     Investment
     ----------
          The Company has a 25% ownership interest in SSC Technologies, Inc. ("SSC"). The Company received the equity interest in connection with the divestiture of three operating divisions of the Company (Note 2). The cost of its investment is $-0-, and since the Company does not have the ability to exercise influence over operating and financial policies of SSC, the Company is accounting for its investment in SSC utilizing the cost method of accounting. Under the cost method, net accumulated earnings of an investee subsequent to the date of investment are recognized by the investor only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of the cost of the investment.

     Deferred Offering Costs
     -----------------------
          In connection with the Company's proposed public offering (Note 6), costs incurred to complete the offering have been deferred and will be offset against the proceeds of the offering if completed, or charged to expense if the offering is not completed.

     Stock-Based Compensation
     ------------------------
          During the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------------------
     Stock-Based Compensation (Continued)
     ------------------------------------
          using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". See Note 8 for pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

     Long-Lived Assets
     -----------------
          In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews for the impairment of long-lived assets, certain identifiable intangibles, and associated goodwill, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows is less than the carrying amount of the asset. No impairment losses have been identified by the Company.

     Income Taxes
     ------------
          Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

     Net Income (Loss) Per Share of Common Stock
     -------------------------------------------
          As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

          Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

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

2. Discontinued Operations
   -----------------------
          In 1996, the Company retained the Kriegsman Group ("Kriegsman"), a financial consulting firm, to assist it with a financial restructuring of its operations. In connection with the financial restructuring the Company divested the software development, MarketStreet (advertising division) and the computer training center divisions. The divisions were to be spun-off to a new Company owned by the former management of the Company effective August 31, 1996. The closing for the divestiture occurred on December 31, 1996. All of the assets of the three divisions and the related liabilities and facilities leases were assumed by the former management and a note payable was issued by the former management to the Company in the amount of $770,850 (Notes 9 and 12).

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


2. Discontinued Operations (Continued)
   -----------------------------------
          Also included in the assets of the divested divisions was $500,000 in cash less approximately $200,000 in liabilities which were paid by the Company which resulted in approximately $300,000 in cash paid to the divested divisions. The management of the divested divisions also assumed all litigation and claims related to the divisions which included one law suit in the amount of approximately $70,000. The Kriegsman Group also nominated new members for the Board of Directors upon completion of the divestiture of the three divisions which were approved in January 1997. The Company received a 25% ownership interest in the common stock of the new company formed to acquire the divested divisions and the divested divisions will lease the office space from the Company for a period of fourteen months at the rate of $12,000 per month through February 1998.

          Kriegsman was to use its best efforts to provide a minimum of $1,500,000 of financing for the Company through bridge loans or equity financing. In August 1996, a bridge loan of $200,000 was obtained by the Company for which the Company issued 26,667 shares of common stock to the bridge lenders as additional consideration for the $200,000 loan. In October and November 1996 the Company sold 400,000 shares of its common stock at $3.75 per share through an Underwriter, which included the conversion of the $200,000 bridge loan into common stock. The Company paid the Underwriter a 10% sales commission and a 3% nonaccountable expense allowance on the bridge loan and sale of common stock. The Company also entered into a two year financial consulting agreement with the Underwriter which provides for a monthly consulting fee of $5,000 for the two year period.

          As a part of the financing transaction, the Company granted both the Underwriter and Kriegsman warrants to purchase common stock. The Company granted 146,667 warrants to each which are exercisable at $3.75 per share for a four year period through October 31, 2001. In June 1997, the Underwriter returned 106,667 warrants to the Company without consideration. The Company also agreed to use its best efforts to file a Registration Statement within 90 days of the closing of the Private Placement to register the shares issued in the Private Placement and the shares underlying the warrants issued to the Underwriter and Kriegsman. The Registration Statement was filed and declared effective in May 1997.

          Revenues applicable to the Company's discontinued operations were $540,112 for the year ended December 31, 1996.

3. Long-Term Debt
   --------------
          Long-term debt consists of the following:

     Individuals and Other
     ---------------------
          12%  unsecured  Bridge  Loans  from a  group  of  eight
          lenders  due on the  earlier of the closing of a public
          or private offering of securities by the Company for at
          least $1,000,000 or fifteen months from the date of the
          Bridge Loans. As additional compensation for the Bridge
          Loans,  the  Company  issued an  aggregate  of  150,000
          shares of common  stock to the  lenders,  one share for
          each $5 loaned to the Company.                               $750,000

     Obligations Under Capital Leases
     --------------------------------
          11.1% to 25.1%  installment  notes due in 1998 to 2001,
          collateralized by equipment.                                  172,882

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


3. Long-Term Debt (Continued)
   --------------------------
     Obligations Under Capital Leases (Continued)
     --------------------------------------------
          13% capital  lease for building and land with a 20 year
          lease  term,   with  monthly   principal  and  interest
          payments of $15,634  for the first five years,  $19,021
          for the next  five  years,  $23,142  for the next  five
          years  and  $28,156  for the next  five  years  with an
          escalating purchase option (Note 7).                        1,677,933
                                                                     ----------

               Total Long-Term Debt                                   2,600,815
               Less current portion of long-term debt                  (811,926)
                                                                     ----------

               Long-Term Debt                                        $1,788,889
                                                                     ==========

          Installments due on debt principal, including the capital leases, at December 31, 1997 are as follows:

               Year Ending
               December 31,
               ------------
                  1998                                               $  811,926
                  1999                                                   19,902
                  2000                                                   42,023
                  2001                                                   10,504
                  2002                                                    9,382
                  Later years                                         1,707,078
                                                                     ----------

                  Total                                              $2,600,815
                                                                     ==========

4. Income Taxes
   ------------
          The components of the provision for income taxes are as follows:

                                                      1997              1996
                                                      ----              ----
          Current:
              Federal                                $    --          $    --
              State                                      800               --
                                                     -------          -------
                Total                                    800               --
                                                     -------          -------

          Deferred:
              Federal                                 60,635               --
              State                                   10,915               --
                                                     -------          -------
                Total                                 71,550               --
                                                     -------          -------

          Total Provision For Income Taxes           $72,350          $    --
                                                     =======          =======


          The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


4. Income Taxes (Continued)
   ------------------------
                                                          1997           1996
                                                          ----           ----
          Federal statutory rate                           (25)%          (25)%
          State franchise taxes,
           net of federal benefits                          (4)            (4)
          Valuation allowance                               29             29
                                                         ------         ------

              Total                                        --  %          --  %
                                                         ======         ======

          Significant components of deferred income taxes as of December 31, 1997 are as follows:

          Net operating loss carryforward              $ 1,413,700
          Vacation accrual                                   2,070
          Allowance for bad debts                           36,870
                                                       -----------

          Total deferred tax asset                       1,452,640
                                                       -----------

          Accelerated depreciation                         (21,760)
                                                       -----------

          Total deferred tax liability                     (21,760)
          Less valuation allowance                      (1,430,880)
                                                       -----------

          Net Deferred Tax Asset                       $      --
                                                       ===========

          The Company has assessed its past earnings history and trends, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $1,430,880 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $494,180. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

          At December  31,  1997,  the Company  had federal and  California  net operating loss carryforwards of approximately $5,000,000 and $2,500,000, respectively. Such carryforwards expire in the years 2007 through 2012 and 1998 through 2002 for federal and California purposes, respectively.

5. Shareholders' Equity
   --------------------
     Incentive Stock Option Plan
     ---------------------------
          In November 1994, the Company's Board of Directors authorized and the shareholders approved, a stock option plan which provides for the grant of incentive and nonqualified options to eligible officers and key employees of the Company to purchase up to 150,000 shares of the Company's common stock. The purchase price of such shares shall be at least equal to the fair market value at the date of grant. Such options vest at the discretion of the Board of Directors, generally over a four-year period. The stock option plan expires in 2004. As of December 31, 1997, no options have been granted under the Plan.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


5. Shareholders' Equity (Continued)
   --------------------------------
     Preferred Stock
     ---------------
          In December 1994, the Company issued to six individuals, including the Company's five former executive officers, for no consideration, a total of 900,000 shares of Series A Convertible Preferred Stock, no par value. Such shares were automatically convertible, in varying amounts per year, into shares of common stock on a fifteen for one basis through 2003 if certain revenue and net income milestones were met.

          In connection with the divestiture of three operating  divisions (Note
          2) all of the outstanding shares of Series A Preferred Stock were cancelled on December 31, 1996.

     Common Stock and Warrants
     -------------------------
          The closing for the Company's IPO occurred on February 17, 1995. The Company sold 46,000 units at $82.50 per unit and paid the Underwriter a 10% commission and a 3% nonaccountable expense allowance which resulted in net proceeds to the Company of $2,986,524. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock at $97.50 per share until February 9, 1998. The warrants may be redeemed by the Company at any time, upon 30 days written notice to the holders at a price of $.01 per warrant if the closing price of the common stock is $112.50 or more for 30 consecutive days. The warrants were not exercised and all 46,000 warrants expired on February 9, 1998. The Company also entered into a one year financial consulting contract with the Underwriter for $36,000 which was paid in full in advance. In connection with the offering, the Company issued the Underwriter, for $100, a warrant to purchase 10% of the number of Units sold in the offering. The Warrant is exercisable for a period of four years beginning February 9, 1996. The Underwriter's Warrant is exercisable at a price of $99.00 per Unit. The Units subject to the Underwriter's Warrant are identical to the Units sold to the public.

6. Proposed Public Stock Offering
   ------------------------------
          The Company has executed a letter of intent with an Underwriter to offer 900,000 units of the Company's securities, each unit consisting of one share of the Company's common stock and one redeemable common stock purchase warrant. The offering price per unit will be the average bid price of the common stock in the over-the-counter market for the common stock on the day prior to the Offering. Each warrant is exercisable to purchase one share of common stock at the public offering price of the Units for a period of five years from the effective date of the Company's Registration Statement and may be redeemed by the Company. The Company will also grant the Underwriter an option to purchase an additional 135,000 units from the Company to cover over-allotments for a period of thirty days from the effective date of the Registration Statement.

          The Company will pay the Underwriter a commission equal to ten percent of the gross proceeds of the offering and a non-accountable expense allowance equal to three percent of the gross proceeds of the offering. In connection with the offering, the Company has agreed to issue the Underwriter a warrant, for $100, to purchase up to 90,000 units which shall be exercisable at a price per unit equal to 165% of the public offering price of the Units. The Underwriter's warrant is exercisable for a period of four years beginning one year from the effective date of the Registration Statement. The units subject to the Underwriter's warrant will be identical to the units sold to the public. The Company has also agreed upon completion of the Offering to retain the Underwriter as a financial consultant for a period of one year at a monthly fee of $5,000 (a total of $60,000) payable in full upon completion of the Offering. There can be no assurance that the Offering will be successfully completed.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


7. Commitments and Contingencies
   -----------------------------
          In September 1994, the Company acquired, under a 20 year noncancellable capital lease, an office building, including land and improvements. The Company previously occupied approximately half of the space as its corporate office facility and sublet the remaining space to unrelated parties. The lease requires initial annual minimum lease payments of $187,608, increasing every five years to a maximum annual payment of $337,872 in 2009. Under the lease, the Company has an option at any time through April 30, 1998, to purchase the building and land for $1,900,000. After April 30, 1998, the option amount increases annually by the percentage increase in the Consumer Price Index, as further described in the lease. Upon exercise of the purchase option, all lease payments made by the Company will be applied toward the down payment for the purchase price based upon an amortized 20 year note with interest accrued at 9% per annum.

          The Company also leases certain computer equipment and furniture and fixtures under noncancellable capital leases. The Company leases other facilities and computer equipment under noncancellable operating leases. The Company entered into a sublease for its office building described above in connection with the divestiture of three operating divisions. The sublease rentals to be received in the future are approximately $24,000 and have been deducted from the future minimum lease payments in the table below.

          The following is a schedule of future minimum lease payments at December 31, 1997 under the Company's capital leases (together with the present value of minimum lease payments) and operating leases that have initial or remaining noncancellable lease terms in excess of one year:

          Year Ending                     Capital        Operating
          December 31,                    Leases          Leases         Total
          ------------                    ------          ------         -----
             1998                      $   273,922      $  52,785     $  326,707
             1999                          252,176         53,841        306,017
             2000                          265,984         54,918        320,902
             2001                          230,047         56,016        286,063
             2002                          228,252         23,340        251,592
          Later years                    3,477,321             --      3,477,321
                                       -----------      ---------     ----------

          Total Minimum Lease
           Payments                      4,727,702      $ 240,900     $4,968,602
                                                        =========     ==========

          Less amount representing
           interest                     (2,876,887)
                                       -----------

          Present Value of Net Minimum
           Lease Payments              $ 1,850,815
                                       ===========

          Rent expense amounted to approximately $69,806 and $120,100 for the years ended December 31, 1997 and 1996, respectively.

          Leased equipment under capital leases as of December 31, 1997 is as follows:

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


7. Commitments and Contingencies (Continued)
   -----------------------------------------
          Building                                                  $1,348,824
          Land                                                         411,176
          Equipment                                                    346,398
          Less accumulated amortization                               (386,417)
                                                                    ----------

          Net Property and Equipment Under Capital Leases           $1,719,981
                                                                    ==========

          In May 1997, as a result of the Company's default on its capital lease, the Company agreed to return legal possession of the office building to the landlord. The Company does not occupy any space in the building, although it leased a portion of it to SSC and the SSC Principals based upon monthly payments to the Company of $12,000 through February 1998. Accordingly, the landlord collects rents directly from the tenants of the office building and the Company is responsible for the difference between such aggregate rents and the Company's lease payment to the landlord. The landlord is currently collecting monthly rents aggregating approximately $9,200 and the Company's monthly leasehold obligation is approximately $15,600 leaving a monthly balance due from the Company to the landlord of approximately $6,400.

8. Stock Based Compensation Plans
   ------------------------------
          The Company adopted SFAS No. 123 during the year ended December 31, 1996. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the following pro forma amounts:

                                                       1997             1996
                                                       ----             ----
          Net Loss:
              As reported                         $(1,470,550)      $(1,409,800)
              Pro forma                            (1,507,063)       (1,412,843)

          Net Loss Per Share of Common Stock:
              As reported                         $     (2.49)     $      (7.74)
              Pro forma                           $     (2.56)     $      (7.76)

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

          The Company did not grant any stock options in 1997.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


8. Stock Based Compensation Plans (Continued)
   ------------------------------------------
          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plans.

9. Related Party Transactions
   --------------------------
          The Company has entered into transactions with its officers and directors, as follows.

          On November 1, 1994, all of the Company's former shareholders agreed in writing with each other and with the Company to contribute pro rata from their shareholdings up to a total of 13,334 shares of common stock to be used by the Company (at any time until December 31, 1999) for acquisitions of other companies or lines of business. The Company in its sole discretion may call for such contributions at any time and from time to time for these purposes. The Company will not issue any additional equity securities for purposes of acquisition of other companies or product lines until all 13,334 shares have been contributed. The shareholders did not receive any compensation or other form of remuneration for their agreement to contribute the shares and will have no interest in any of the companies or product lines which may be acquired. The shareholders agreed to provide the 13,334 shares at the request of the Underwriter of the Company's IPO, in order to reduce any dilution to existing shareholders if the Company elected to use common stock for acquisition purposes. In 1995, the Company's shareholders contributed 334 shares in connection with the acquisition of ValleyNet Communications.

          In connection with the divestiture of three divisions (Note 2) the Company received a note receivable of $770,850 from SSC which is controlled by the former management of the Company. The note bears interest at 10% per annum and is payable in monthly principal and interest installments of $10,187 through 2006. The note is collateralized by substantially all assets of SSC and is guaranteed by the former management of the Company. SSC was behind on the payments under the terms of the note and the Company has withheld certain payments it received from the sale of software (Note 11) which were owed to SSC and reduced the note receivable by such amounts (Note 12).

          The Company issued 36,667 warrants to its Chief Executive Officer in connection with his employment agreement in November 1996. The warrants vest as to 13,333 warrants on January 1, 1997, 13,334 on January 1, 1998 and 10,000 on January 1, 1999. The warrants are exercisable at $3.75 per share at anytime through October 2001.

10. Concentration of Credit Risk
    ----------------------------
          The Company provides credit, in the normal course of business, to a large number of companies in the Internet services industry. The Company's accounts receivable are due from customers located primarily in central California. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have not exceeded management's expectations.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


11. Sale of Software
    ----------------
          In December 1995, the Company entered into an agreement to sell its "Classic" Software to a Canadian Limited Partnership (the "Partnership") for a promissory note in the amount of $8,080,000. The Partnership acquired all of the Company's interest in the Classic Software defined as follows; all existing and future updates, upgrades additions, improvements and enhancements and any new versions of the software. The Partnership is selling limited partnership units in Canada and the promissory note will be replaced by cash and promissory notes as the units are sold. If all units are sold, the Company would receive $1,333,200 cash at closing (less expenses), $1,333,200 cash on March 21, 1996 (less expenses) and notes receivable from the limited partners of $5,413,600. The notes bear interest at 8.5% per annum and are due December 27, 2005 with interest payable annually. The Partnership closed on December 28, 1996 selling units representing 18.81% of the purchase price of the software and the Company received $188,000, net of expenses, and received the second payment of $188,000 in March 1996. A second partnership was formed in 1996 in Canada to sell units to acquire the remaining 81.19% of the Software. The Company received approximately $150,000, net of expenses, on December 31, 1996 for the sale of software to the second partnership. The $150,000 was paid to the Company that acquired the software development division pursuant to the terms of the Divestiture Agreement.

          The Company also entered into a Distribution Agreement with the Partnership, whereby the Company was appointed as the exclusive distributor of the Classic Software throughout the world for a term of twenty years. Under the terms of the Distribution Agreement the Company will purchase copies of the Classic Software for resale to third parties. Until December 31, 2000, the Company shall pay various percentage of sales for each copy of the Software purchased from the Partnership.

          Since the Company was responsible for maintaining, upgrading and developing future revisions of the Software, the transaction was not been accounted for as a sale by the Company. In addition, the notes receivable were not recorded by the Company as a result of their long-term nature and they are primarily expected to be repaid as the Company sells software to third parties and makes payments to the Partnership pursuant to terms of the Distribution Agreement. Therefore, repayment prior to 2005 will only occur out of revenue generated by the Company. This transaction was accounted for by the Company on a cost recovery basis and the cash received from the Partnership reduced the capitalized software costs and revenue will be recognized when the capitalized software costs have been reduced to zero since the Company has, in essence, retained substantially all rights of ownership.

          The software and all rights to the above agreements were sold by the Company in connection with the divestiture of the software development division (Note 2).

12. Litigation
    ----------
          As a result of the failure of SSC and the SSC Principals to pay certain trade account payables and certain office rent under a sublease from the Company, the Company has been threatened with litigation from such trade creditors and has been required to return possession of the SSC subleased office space to the Company's landlord (Note 7). The Company believes that the total contingent liability to trade account creditors arising from defaults by SSC and the SSC Principals does not exceed $100,000.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


12. Litigation (Continued)
    ----------------------
          The Company has paid certain amounts to trade creditors of SSC which arose prior to the divestiture of three of the Company's divisions to SSC in 1996. The Company filed suit against SSC and the SSC Principals in December 1997 to recover the amounts it paid and to accelerate payment of the Company's note receivable from SSC.

          In February 1997, three of the Company's former employees brought a civil action against the Company for back wages aggregating approximately $45,000 which was incurred prior to the divestiture of the three divisions. The Company alleges that these amounts, if due, are the responsibility of SSC and the SSC Principals under the Divestiture Agreement. The Company is unable to predict the outcome to the litigation.

          Payment of any judgements or settlements in connection with these litigation matters, together with the costs of defending such matters, could adversely affect the Company's results of operations and financial condition.

13. Employee Benefit Plan
    ---------------------
          Effective May 29, 1997, the Company adopted a 401(K) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made matching contributions of $1,799 for the year ended December 31, 1997. Company contributions vest as follows:

                   Years of Service                    Percent Vested
                   ----------------                    --------------
                           1                                 33%
                           2                                 66%
                           3                                100%

14. Fair Value of Financial Instruments
    -----------------------------------
          Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 1997:

                                                               1997
                                                  -----------------------------
                                                    Carrying         Estimated
                                                     Amount          Fair Value
                                                  -----------        ----------

          Financial Assets:
          Cash and cash equivalents               $   98,148         $   98,148
          Note receivable                            463,271            463,271

          Financial Liabilities:
          Long-term debt                           2,600,815          2,600,815

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


14. Fair Value of Financial Instruments (Continued)
    -----------------------------------------------
          The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The fair value of long-term debt, including the current portion, approximates fair value because of the market rate of interest on the long-term debt and the interest rate implicit in the obligations under capital leases.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

Officers and Directors

     The name, age and position of each of the Company's executive officers and directors are set forth below:

                                                               Officer/Director
        Name                 Age              Position              Since
--------------------------------------------------------------------------------

 Raymond J. Meyers           41        Chief Executive Officer       1996
                                       and Director

 David A. Appell             34        Director                      1997

 Dickon Pownall-Gray (1)     43        Director                      1997

----------

(1) Mr. Pownall-Gray has agreed to become a director of the Company following completion of a public offering of the Company's securities (the "Offering") which is currently the subject of a Registration Statement filed with the Securities and Exchange Commission.

     Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. In January 1997, in connection with the sale of the Company's Classic Line, the SSC Principals resigned as officers and directors and Raymond J. Meyers, Andrew Chu, Steven A. Kriegsman and Howard P. Silverman were elected as officers and directors. In May 1997 Mr. Kriegsman resigned and in August 1997 Messrs. Chu and Silverman resigned. The Company established an audit committee in January 1998 composed of all three members of its Board of Directors.

Background

     The following is a summary of the business experience, for at least the last five years, of each executive officer and director of the Company:

     Raymond J. Meyers became the Company's Chief Executive Officer in December 1996. From 1985 to 1996, he was employed by Transamerica Corporation holding a variety of positions, most recently (from 1991 to 1996) as Director of Business Services for Transamerica Telecommunications. Mr. Meyers graduated from Rutgers University in 1979, with a Bachelor of Arts degree in Economics.

     David A. Appell became a Director of the Company in September 1997. Since January 1997, he has served as an investment banker for the Underwriter, and since February 1992, he has been engaged in the private practice of law. Mr. Appell also serves as a director of Allied Capital Services, LLC, a consulting firm which provides financing and real estate development services. From April 1996 to January 1997 he served as Managing Director of Investment Banking for R.D. White & Co., Inc. Mr. Appell is the General Partner of HPH Capital Growth L.P., a New York Limited Partnership created to raise and manage funds for equity investments. From December 1993 through April 1996 he served as house counsel for Comart, Inc., an introducing broker registered with the commodities futures trading commission. Mr. Appell received a Judicial Doctorate degree from Cardozo Law School and holds a BBA in Accounting from Pace University. He is a Member of the New York State Bar and New Jersey State Bar. He is a registered options principal, general securities representative, uniform securities agent and general securities principal. He is also registered as a commodity trading advisor and commodity pool operator.

     Dickon Pownall-Gray has agreed to become a director of the Company at the closing of the Offering. Since 1994 he has acted as an independent consultant and an investment manager for his own account. Since 1995 he has also been a stockholder and a director of Infosis, Inc. From 1992 to 1993 he served as Senior Vice President in charge of acquisitions for Preferred Health Care, Inc. From 1988 to 1991 he was Chief Executive Officer and a founder of CareSys, Inc., a medical monitoring and database cost containment company. In 1991 he sold CareSys, Inc. to Preferred Health Care, Inc. From 1985 to 1987 he served as Chief Executive Officer of Health Care Systems. From 1982 to 1984 he was a senior consultant for Bain & Co. in its London office. Mr. Pownall-Gray holds an MBA from the London Business School, an MA in Sports Science from the University of California Berkeley, a BA (Honors History and Sports Science) from the University of Birmingham.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     None of the Company's executive officers or directors currently receive compensation in excess of $100,000 per year except Mr. Meyers, the Company's Chief Executive Officer, who receives a salary of $130,000 per year pursuant to an Employment Agreement which expires in January 1999. The Employment Agreement also provides for cash bonuses ranging from $25,000 (if the Company earns at least $500,000 before taxes in any year) to $75,000 (if the Company earns at least $1,250,000 before taxes in any year). In connection with his employment, Mr. Meyers was also granted options to purchase 36,667 shares of Common Stock vesting over a three year period at $3.75 per share exercisable at any time until October 2001. No executive officer or director received compensation in excess of $100,000 for the calendar years ended December 31, 1997, 1996 or 1995. Compensation for all officers and directors as a group for the calendar year ended December 31, 1997, aggregated $130,008.

     The following table discloses certain compensation paid to the Company's Chief Executive Officer for the calendar years ended December 31, 1997, 1996 and 1995.


                                          Summary Compensation Table

                                                                           Long Term Compensation
                              Annual Compensation                          Awards          Payouts
                              -------------------                          -----------------------

    (a)        (b)       (c)         (d)           (e)             (f)           (g)          (h)          (i)
Name
and
Prin-                                             Other                                                     All
cipal                                             Annual       Restricted                                  Other
Posi-                                             Compen-         Stock        Options/       LTIP        Compen-
tion           Year   Salary($)    Bonus($)      sation($)     Award(s)($)     SARS(#)       Payout      sation($)
---------      ----   ---------    --------      ---------     -----------     -------      -------      ---------

Raymond J.
Meyers         1997   $130.008     $    0            0              0           36,667          0            0
James C.       1996     61,925          0            0              0              0            0            0
Robinson       1995     61,425        5,941          0              0              0            0            0



Option Grants in Last Year and Stock Option Grant

     The following table provides information on option grants during the year ended December 31, 1997 to the named executive officers:

                                Individual Grants

                             % of Total Options
                                 Granted to
                     Options     Employees
       Name          Granted      in Year       Exercise Price   Expiration Date
       ----          -------      -------       --------------   ---------------

Raymond J. Meyers    36,667        100%             $3.75         October 2001

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

     The following table provides information on the value of the named executive officers' unexercised options at December 31, 1997. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 1997.

                                                             Value of
                       Number of Unexercised          Unexercised In-The-Money
                      Options at Year End (1)          Options at Year End (1)
      Name          Exerciable    Unexercisable      Exercisable   Unexercisable
      ----          ---------------------------      ---------------------------

Raymond J. Meyers     13,333          23,334            20,000         35,001

-------------

(1) The closing price of the Common Stock on December 31, 1997 as reported by on the Electronic Bulletin Board was $5.25.

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

     The Plan is administered by the Board of Directors and terminates in November 2004. At December 31, 1997, the Company had reserved 150,000 shares of Common Stock for issuance under the Plan. Under the Plan, the Board of Directors determines which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price.

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


                                    Amount of                    Percent of
 Name                               Ownership                       Class
---------------                 -----------------             -----------------
Raymond J. Meyers (1)                 13,333                         2.0%
Andrew Chu(2)                         38,999                         5.5%
David A. Appell                         0                              0%
Dickon Pownall-Gray                     0                              0%
Steven A. Kriegsman(3)               117,667                        15.0%
Anaka Prakash                         38,667                         5.8%
World Spirit, Inc.                    50,000                         7.5%
All officers and
directors as  a
group (3 persons)(1)                  13,333                         2.0%
----------

(1) Represents stock options to purchase 13,333 shares at $3.75 per share at any time until October 2001. Mr. Meyers holds an additional 23,334 stock options which vest in 1998 and 1999.

(2) Represents common stock purchase warrants to purchase 38,999 shares at $3.75 per share at any time until October 2001.

(3) Represents common stock purchase warrants to purchase 117,667 shares at $3.75 per share at any time until October 2001. All common stock purchase warrants are held by the Kriegsman Group ("KG") of which Mr. Kriegsman is the President and a principal stockholder. KG originally received 146,666 Warrants, but assigned 38,999 of such Warrants to Mr. Chu. See "Item 12".

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

     In November 1994, the Company issued 857,140 shares of its Convertible Preferred Stock to five of the Company's then officers and directors, (and 42,860 to another individual not otherwise affiliated with the Company) each share of which was convertible for no additional consideration into one share of Common Stock for each fifteen shares of Preferred Stock. All 900,000 shares of Convertible Preferred Stock were canceled and returned to the Company by the five holders in connection with the Divestiture Agreement described below.

     In February 1995, the Company loaned $35,000 to Charles T. Howard, the Company's then President. Interest on the loan is payable monthly at the rate of 9% per annum and the promissory note evidencing the indebtedness was due in April 1997 and remains unpaid. The promissory note is secured by 3,333 shares of the Company's Common Stock owned by Mr. Howard and was transferred to SSC as a part of the Divestiture Agreement described below.

     In October 1996, the Company issued 146,666 common stock purchase warrants to the Kriegsman Group ("KG") for consulting services. Steven A. Kriegsman who subsequently became a director of the Company is the President and controlling stockholder of KG. KG subsequently assigned 35,666 of such warrants to Andy Chu, the Company's President and a director. KG also assigned 3,333 of the 10,000 stock options it received from the SSC Principals to Mr. Chu to provide him with an equity stake in the Company. KG believed that the Company's success and therefore the economic success of its investment in the Company depended in part upon the participation of Mr. Chu as the Company's then President.

     In October 1996, the Company issued 146,667 common stock purchase warrants to Andrew, Alexander, Wise & Company, Inc. (the "Underwriter") as compensation for it assisting the Company in the private placement of 400,000 shares of the Company's Common Stock to a group of investors for $3.75 per share. The Underwriter subsequently assigned 56,667 of such warrants to Howard P. Silverman, a former director of the Company, for his assistance to the Underwriter in connection with the private placement. At the time the subject Warrants were assigned, Mr. Silverman was not a director of the Company. The Company also paid to the Underwriter a cash commission of 10% of the gross proceeds raised ($150,000) and a nonaccountable expense allowance of 3% of such gross proceeds ($45,000). In June 1997, the Underwriter and Mr. Silverman returned 106,667 warrants to the Company without consideration.

     In January 1997, the Company sold the remaining assets of the Classic Line to SSC Technologies, Inc. ("SSC") for $770,850 evidenced by a promissory note bearing interest at 10% per annum payable in January 2007, and the assumption by SSC of all the liabilities of the Classic Line and certain other liabilities, aggregating approximately $500,000. Under the terms of the asset sales agreement (the "Divestiture Agreement"), the Company acquired 25% of the outstanding common stock of SSC for $500,000 in cash (less $200,000 of liabilities which were paid by the Company and deducted from the $500,000) and the remaining 75% of the outstanding common stock was issued to other stockholders including Charles T. Howard, David L. Green, Ding Yang and Steven L. Wilson who were previously officers and directors of the Company (the "SSC Principals"). As part of the Divestiture Agreement, the SSC Principals also (i) canceled 900,000 shares of Convertible Preferred Stock held by them which were previously exercisable into shares of Common Stock on a fifteen for one basis, (ii) agreed to refrain from the sale of an aggregate of 30,300 shares of Common Stock owned by them until October 1999, except with the prior written consent of the Underwriter, (iii) agreed to sublease office space from the Company at a monthly rental of $12,000 through February 28, 1998, (iv) granted to Steven A. Kriegsman, then a director of the Company, an option to purchase up to 10,000 shares of Common Stock held by the SSC principals at any time until October 2001, and (v) personally guaranteed ,on a joint and several basis, the $770,850 promissory note and all other obligations of SSC to the Company. The Classic Line assets were valued as a result of negotiations between the Company and the SSC Principals.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a. Exhibits:

Exhibit No.        Title
-----------        -----

   2.01            Restated Articles of Incorporation of the Registrant (1)

   2.02            Bylaws of the Registrant (1)

  10.01            1995 Incentive Stock Option Plan (1)

  10.02            Capitalized Lease Agreement (1)

  10.12            Divestiture Agreement (2)

  10.13            Selling Agreement with AAWC (2)

  10.14            Warrant Agreement with AAWC (2)

  10.15            Lock-up Agreement (2)

  10.16            Registration Rights Agreement (2)

  10.17            Employment Agreement with Mr. Meyers (3)

  10.18            Bridge Loan Agreement (3)

---------

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 declared effective by the Commission on February 9, 1995, file number 33-86242.

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, file number 333-20543, declared effective on May 14, 1997.

(3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, file number 333-40743, filed February 10, 1998.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fresno, California, on March 26, 1998.

                                           PROTOSOURCE CORPORATION



                                           By  /s/ Raymond J. Meyers
                                             -----------------------------------
                                             Raymond J. Meyers
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

          Signature                    Title                          Date
          ---------                    -----                          ----


/s/ Raymond J. Meyers       Chief Executive Officer, Chief        March 24, 1998
------------------------    Financial Officer (Principal
Raymond J. Meyers           Accounting Officer), and Director



/s/ David A. Appell         Director                              March 24, 1998
------------------------
David A. Appell