Form 10QSB/A
period 1997-03-31
PROTOSOURCE CORP
filed 1998-04-14
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                             Washington D.C. 20549
                            ------------------------

                                  Form 10-QSB/A

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
                                                                    ===========




                             See accompanying notes

                            ProtoSource Corporation
                            Statements of Operations
                                  (unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        1997             1996
                                                     ---------        ---------

Net revenues                                         $ 188,531        $ 185,780
                                                     ---------        ---------

Operating expenses:
  Cost of revenues                                      42,035           46,295
  Sales and marketing                                   17,373           20,433
  General and Administrative                           326,568          321,373
                                                     ---------        ---------
Total operating expenses                               385,976          388,101
                                                     ---------        ---------

Operating loss                                        (197,445)        (202,321)
                                                     ---------        ---------
Other income (expense):
  Interest  Income                                      53,016              119
  Interest Expense                                     (51,280)         (40,497)
  Other Income, net                                     99,870           28,953
                                                     ---------        ---------
Total other income (expense)                           101,606          (11,425)
                                                     ---------        ---------
Loss from continuing operations
  before provision for income taxes                    (95,839)        (213,746)

Provision for income taxes                                --               --
                                                     ---------        ---------
Loss from continuing operations                        (95,839)        (213,746)

Loss from discontinued operations                         --           (154,746)
                                                     ---------        ---------

Net Loss                                             $ (95,839)       $(368,492)
                                                     =========        =========

Net Loss Per Share of Common Stock:
  Loss from continuing operations                    $    (.19)       $   (2.41)
  Discontinued operations                            $    --          $   (1.75)
                                                     ---------        ---------

  Net Loss                                           $    (.19)       $   (4.16)
                                                     =========        =========
Weighted average number of common
  shares outstanding                                   515,333           88,667
                                                     =========        =========


                             See accompanying notes

                            ProtoSource Corporation
                            Statements of Cash Flows
                                  (unaudited)

                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                            1997         1996
                                                         ---------    ---------

Cash flows from operating activities:
Net loss                                                 $ (95,839)   $(368,942)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Depreciation and amortization                           51,761      101,413
    Changes in operating assets:
      Accounts receivable                                    4,135      (15,004)
      Inventories                                             --        (24,318)
      Deposits and other assets                            (54,248)       6,122
      Accounts payable                                     (17,444)     178,105
      Accrued liabilities                                 (215,691)     169,495
      Customer deposits                                       --         41,775
      Notes payable                                           --         (1,500)
      Unearned revenues                                     18,247       (1,610)
                                                         ---------    ---------
        Net cash provided (used) by
          operating activities                            (309,079)      85,536
                                                         ---------    ---------

Cash flows from investing activities:
  Purchases of property and equipment                      (28,853)      (4,471)
  Other assets                                              (6,160)       1,029
  Software development costs capitalized                      --        (87,748)
                                                         ---------    ---------
    Net cash (used) by investing activities                (35,013)     (91,190)
                                                         ---------    ---------

Cash flows from financing activities:
  Payments on notes payable                                   (935)      (3,191)
  Payments on capital lease obligations                    (24,115)     (27,278)
                                                         ---------    ---------
    Net cash provided by financing activities              (25,050)     (30,469)
                                                         ---------    ---------

    Net increase (decrease) in cash and cash equivalents  (369,142)     (36,123)

    Cash and cash equivalents at beginning of period       482,357      138,646
                                                         ---------    ---------

    Cash and cash equivalents at end of period           $ 113,215    $ 102,523
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


Per Share Information

Net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents repreent the dilutive effect of the assumed exercise of certain outstanding options and warrants.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1997 vs. Three Months Ended March 31, 1996

     Net Sales. For three months ended March 31, 1997, net sales were $188,531 versus $185,780 in the same period of the prior year. The lack of growth in revenues is primarily attributed to lack of capital for marketing and infrastructure upgrade to attract more Internet subscribers. The Company did not increase the points of presence (POPs) until February 1997. The Company believes that revenues will increase as the Company's number of POPs increase.

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

     Sales and Marketing. Sales and marketing expenses were $17,373 for the three months ended March 31, 1997 versus $20,433 in 1996. The decrease in sales and marketing expenses were a result of a reduction of the sales staff in the WEB department. The Company believes that the sales and marketing expenses will increase as the Company increases its marketing effort to attract additional subscribers.

     General and Administrative. General and administrative costs were $326,568 for the three months ended March 31, 1997 versus $321,373 in the same period 1996. The increase in general and administrative costs is primarily attributed to expenses associated with additional facilities for the Internet Division and increased staff for the Internet Division.

     Operating Loss. For the three months ended March 31, 1997, the operating loss was $197,445 compared to the 1996 same period operating loss of $202,321. The operating loss in 1997 is attributed to lack of growth in revenues to offset the fixed costs of the Company.

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



                                       ProtoSource Corporation,




     April 14, 1998                    /s/ Raymond J. Meyers
                                       -----------------------------------------
                                       Raymond J. Meyers
                                       Chief Executive Officer