Form 10QSB/A
period 1997-06-30
PROTOSOURCE CORP
filed 1998-04-14
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                              Washington D.C. 20549
                            ________________________

                                  Form 10-QSB/A

          (Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 1997 or

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the transition period from _____ to _____

                         Commission file number 33-86242

                             ProtoSource Corporation
                             -----------------------
             (exact name of registrant as specified in its charter)

             California                                   77-0190772
             ----------                                   ----------
     (State of other jurisdiction of                     (IRS Employer
    Incorporation of organization)                     Identification No.)

                             2300 Tulare Street #210
                            Fresno, California 93721
                            ------------------------
               (address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (209) 490-8600
                             ______________________

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

There are 585,333 shares of the registrant's common stock, no par value outstanding on June 30, 1997.

                             ProtoSource Corporation
                                      Index

                                                                          Page
                                                                          ----
Part I         Financial Information

      Item 1.  Financial Statements

               Condensed Balance Sheet at June 30,1997                     3

               Condensed Statements of Operations for the
               three months ended June 30,1997 and 1996                    5

               Condensed Statements of Operations for the
               six months ended June 30,1997 and 1996                      6

               Condensed Statements of Cash Flows for the
               six months ended June 30,1997 and 1996                      7

               Notes to Condensed Financial Statements                     9

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        10

Part II.       Other Information


               Signatures                                                 13






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

                             ProtoSource Corporation
                                  Balance Sheet
                                  June 30, 1997
                                   (unaudited)


                                     Assets

Current assets:
  Cash and cash equivalents                                         $    68,733
  Accounts receivable                                                   106,629
  Inventories                                                             8,980
  Prepaid expenses and other                                             35,181
  Current portion of note receivable                                     47,285
                                                                    -----------
     Total current assets                                               266,808
                                                                    -----------
Property and equipment, at cost:
  Land                                                                  411,176
  Building and improvements                                           1,381,816
  Equipment                                                             766,944
  Furniture                                                             110,387
  Vehicles                                                               10,090
                                                                    -----------
                                                                      2,680,413
  Less accumulated depreciation
    and amortization                                                   (597,106)
                                                                    -----------
     Net property and equipment                                       2,083,307
                                                                    -----------
Other assets:
  Notes Receivable, net of
     current portion above                                              723,565
  Goodwill, net of accumulated
    amortization of $2,216                                               19,029
  Deferred tax assets                                                    71,550
  Deposits and other assets                                              79,356
  Debt issuance costs, net of accumulated
    amortization of $-0-                                                395,500
                                                                    -----------
     Total other assets                                               1,289,000
                                                                    -----------
     Total assets                                                   $ 3,639,115
                                                                    ===========



                             See accompanying notes

                             ProtoSource Corporation
                                  Balance Sheet
                                  June 30, 1997
                                   (continued)
                                   (unaudited)

                      Liabilities and shareholders' equity

Current liabilities:
  Note Payable, bridge financing                                    $   350,000
  Accounts payable                                                      196,481
  Accrued liabilities                                                    29,291
  Tenants deposits                                                        1,500
  Current portion of long-term debt                                      39,358
                                                                    -----------
     Total current liabilities                                          616,630
                                                                    -----------

Long-term debt, net of current portion above:
  Bank                                                                        3
  Obligations under capital leases                                    1,871,022
  Less current portion above                                            (39,358)
                                                                    -----------
     Total long-term debt                                             1,831,667
                                                                    -----------
Shareholders' equity:
  Common stock,  no par value;
    10,000,000 shares authorized,
    585,333 shares issued and outstanding                             5,190,455
  Retained earnings (deficit)                                        (3,999,637)
                                                                    -----------
     Total shareholders' equity                                       1,190,818
                                                                    -----------
     Total liabilities and
         shareholders' equity                                       $ 3,639,115
                                                                    ===========


                             See accompanying notes

                             ProtoSource Corporation
                            Statements of Operations
                                   (unaudited)

                                                     Three months ended June 30,
                                                     --------------------------
                                                        1997            1996
                                                     --------------------------

Net revenues:                                        $ 171,599        $ 191,957
                                                     ---------        ---------
Operating expenses:
  Cost of revenues                                      74,351           62,929
  Sales and marketing                                   11,435           20,690
  General and Administrative                           416,122          210,091
                                                     ---------        ---------
   Total operating expenses                            501,908          293,710
                                                     ---------        ---------
Operating Loss                                        (330,309)        (101,753)
                                                     ---------        ---------
Other income (expenses):
  Interest Income                                       20,441               52
  Interest Expense                                     (52,548)         (47,772)
  Other Income, net                                     54,974           22,307
                                                     ---------        ---------
Loss from continuing operations
before provision for income taxes                     (307,442)        (127,166)
Provision for income taxes                                --               --
                                                     ---------        ---------
Loss from continuing operations                       (307,442)        (127,166)

Loss from discontinued operations                         --            (85,372)
                                                     ---------        ---------

Net Loss                                             $(307,442)       $(212,538)
                                                     =========        =========
Net Loss Per Share of Common Stock:
  Loss from continuing operations                    $    (.60)       $   (1.43)
  Discontinued operations                                 --               (.97)
                                                     ---------        ---------

  Net Loss                                           $    (.60)       $   (2.40)
                                                     =========        =========

Weighted average number of
common shares outstanding                              516,102           88,667
                                                     =========        =========


                             See accompanying notes

                             ProtoSource Corporation
                            Statements of Operations
                                   (unaudited)

                                                          Six months ended
                                                              June 30,
                                                      -------------------------
                                                        1997             1996
                                                      -------------------------


Net revenues:                                         $ 360,130       $ 377,737
                                                      ---------       ---------
Operating expenses:
  Cost of revenues                                      116,387         109,224
  Sales and marketing                                    28,808          41,123
  General and Administrative                            742,690         531,464
                                                      ---------       ---------
   Total operating expenses                             887,885         681,811
                                                      ---------       ---------
Operating Loss                                         (527,755)       (304,074)
                                                      ---------       ---------
Other income (expenses):
  Interest Income                                        73,457             171
  Interest Expense                                     (103,828)        (88,269)
  Other Income, net                                     154,844          51,260
                                                      ---------       ---------
Loss from continuing operations  before
provision for income taxes                             (403,282)       (340,912)
Provision for income taxes                                 --              --
                                                      ---------       ---------

Loss from continuing operations                        (403,282)       (340,912)

Loss from discontinued operations                          --          (240,568)
                                                      ---------       ---------
Net Loss                                              $(403,282)      $(581,480)
                                                      =========       =========
Net Loss Per Share of Common Stock:
  Loss from continuing operations                     $    (.78)      $   (3.85)
  Discontinued operations                                  --             (2.71)
                                                      ---------       ---------

  Net Loss                                            $    (.78)      $   (6.56)
                                                      =========       =========


Weighted average number of common
shares outstanding                                      515,720          88,667
                                                      =========       =========



                             See accompanying notes

                             ProtoSource Corporation
                            Statements of Cash Flows
                                   (unaudited)

                                                           Six months ended
                                                               June 30,
                                                         ----------------------
                                                            1997         1996
                                                         ----------------------

Cash flows from operating activities:
Net loss                                                 $(403,282)   $(581,480)
Adjustments to reconcile
    net loss to net cash
    Provided (used) by operating activities:
      Depreciation and amortization                        110,875      187,904
      Changes in operating assets:
        Accounts receivable                                (56,076)       3,646
        Inventories                                           --        (21,729)
        Deposits and other assets                          (20,593)      (8,585)
        Accounts payable                                       787      248,568
        Accrued liabilities                               (237,937)     320,790
        Customer deposits                                     --         32,440
        Unearned revenues                                     --         (4,702)
                                                         ---------    ---------
          Net cash provided (used)
            by operating activiies                        (606,226)     176,852
                                                         ---------    ---------
Cash flows from investing activities:
    Purchases of property and equipment                    (22,620)     (11,260)
    Other assets                                           (37,011)       1,117
    Software development cost capitalized                     --       (256,440)
                                                         ---------    ---------
          Net cash (used) by
              investing activities                         (59,631)    (266,583)
                                                         ---------    ---------
Cash flows from financing activities:
    Increase in notes payable                              350,000       32,000
    Issuance of common stock                                   970         --
    Payments on notes payable                               (2,217)     (15,195)
    Payments on capital lease obligations                  (51,020)     (55,290)
    Debt issuance costs incurred                           (45,500)        --
                                                         ---------    ---------
          Net cash provided (used) by
             financing activities                          252,233      (38,485)
                                                         ---------    ---------
          Net increase (decrease)
             in cash and cash equivalents                 (413,624)    (128,216)

          Cash and cash equivalents at
                beginning of period                        482,357      138,646
                                                         ---------    ---------
          Cash and cash equivalents at
                end of period                               68,733       10,430
                                                         =========    =========

                             See accompanying notes

                             ProtoSource Corporation
                            Statements of Cash Flows
                                   (continued)

                                                          Six months ended
                                                               June 30,
                                                       -----------------------
                                                           1997         1996
                                                       -----------------------

Supplemental Disclosure of Cash Flow information cash paid during the period for:

        Interest                                         $ 53,828       $ 88,269
        Income taxes                                         --             --

Supplemental Disclosure of Non cash
  Investing and Financing Activities:

        Acquisition of equipment under
          capital lease                                  $ 69,959           --
        Issuance of common stock in
          connection with financing                       350,000           --











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

Restatement of Financial Information

The Company has restated its financial statements for the six months ended June 30, 1997 to capitalize the debt issuance costs incurred in connection with its Bridge Loan financing. The Company had originally expensed the debt issuance costs as additional interest expense.

In connection with the Bridge Loan, the Company agreed to issue one share of common stock for each $5 loaned to the Company. The fair market value of the common stock ($350,000) issued in June 1997 and the commission paid on the Bridge Loan ($45,500) are capitalized as debt issuance costs and are being amortized over the 15 month loan as interest expense.

In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. the impact of these adjustments on the Company's financial results as originally reported is summarized below:


                                     Three Months Ended                  Six Months Ended
                                        June 30, 1997                      June 30, 1997
                                 ---------------------------       ----------------------------
                                 As reported     As restated       As reported      As restated

Operating expenses                $ 547,408       $ 501,908         $ 933,385       $ 887,885
Interest expense                    402,548          52,548           453,828         103,828
Net (loss)                         (702,942)       (307,442)         (798,782)       (403,282)
Net (loss) per share                  (1.36)           (.60)            (1.55)           (.78)

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

     Gross Profit. For the three months ended June 30, 1997, gross margin was $97,248 versus $129,028 in 1996, representing a decrease of $31,780. The decrease in gross profit resulted from a decrease in Internet access revenues, a decrease in Web production revenues and an increase in the telecommunication costs. Management believes that the gross margin should increase if Internet services revenue increases.

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

     General and Administrative. General and administrative expenses were $416,122 in 1997 versus $210,091 in 1996. The increase in general and administrative expenses is primarily attributed to a registration of securities of the Company which were sold in 1996.

     Operating Loss. For the three months ended June 30, 1997, the operating loss was $330,309 compared to an operating loss of $101,753 in 1996. The increase in the operating loss in 1997 is attributed to the decrease in Internet services revenues, increase in cost of revenues and increase in general and administrative expenses. The increase in operating loss was somewhat offset by the decrease in sales and marketing expenses. The Company is aggressively reducing costs and seeking to increase revenues in order to minimize the operating loss in the future.

     Interest income (expense). Net interest expense decreased from $47,720 in 1996 to $32,107 in 1997. The decrease was a result of interest earned on cash and short term investments.

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

     Gross Profit. For the six months ended June 30, 1997, gross profit was $243,743 versus $268,513 in 1996, representing a decrease of $24,770. The decrease in gross profit is attributed to the decrease in Internet access revenues and a decrease in Web production revenues.


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

     General and Administrative. General and administrative expenses increased from $531,464 in 1996 to $742,690 in 1997. The increase in general and administrative costs is primarily attributed to a registration of the Company's securities which were sold in 1996.

     Operating Loss. For the six months ended June 30, 1997, the operating loss was $527,755 compared to an operating loss of $304,074 in 1996. The operating loss in 1997 is attributed to the decreases in Internet service revenues, lack of Web production sales and significant increases in general and administrative expenses. The Company is aggressively reducing costs and seeking to increase revenues in order to minimize the operating loss in the future.

     Interest income (expense). Net interest expense decreased from $88,098 in 1996 to $30,371 in 1997. The interest expense was somewhat offset by the interest earned on cash and short term investments.

     Other income. Net other income increased to $154,844 for the six months ended June 30, 1997, as a result of rental income generated by the Company's office building and miscellaneous sales.

Liquidity and Capital Resources

For the six months ended June 30, 1997, the Company used cash from operating activities of $606,226 primarily due to decreases in accounts payable and accrued liabilities, and increases in accounts receivable. The Company had a working capital deficiency of $349,822 at June 30, 1997. The working capital deficiency is primarily attributed to the operating loss. The Company intends to reduce the working capital deficiency by (i) seeking to increase sales, (ii) reduce certain low margin operations and (iii) obtain long-term financing. There can be no assurance that the Company will be successful in such actions in which event it may be necessary for the Company to substantially reduce its operations.

Capital expenditures relating primarily to the purchase of computer equipment, furniture and fixtures, and other assets amounted to $59,631 and $266,583 for the six months ended June 30, 1997 and 1996 respectively. The Company acquired $69,959 of computer equipment for the Internet division during the six months period ended June 30, 1997 through a capital lease.

In June 1997, Company received an aggregate amount of $350,000 in bridge loan proceeds from unrelated individuals for working capital, marketing expenses and the purchase of capital assets. In connection with such bridge loans, the Company agreed to issue 70,000 restricted shares of common stock, subject to demand registration and piggy back registration rights at the Company's expense. The fair market value of the common stock ($350,000) and the commission paid on the Bridge Loan ($45,500) are capitalized as debt issuance costs and are being amortized over the 15 month loan as interest expense.

Part II.  Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ProtoSource Corporation




April 14, 1998                            /s/  Raymond J. Meyers
                                          --------------------------------------
                                          Raymond J. Meyers
                                          Chief Executive Officer