Form 10QSB/A
period 1997-09-30
PROTOSOURCE CORP
filed 1998-04-14
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                             Washington D.C. 20549

                            -----------------------

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

                            ProtoSource Corporation
                                 Balance Sheet
                               September 30, 1997
                                  (unaudited)


                                     Assets

Current assets:
  Cash and cash equivalents                                      $   61,471
  Accounts receivable                                               183,220
  Inventories                                                         8,980
  Prepaid expenses and other                                         18,932
  Current portion of note receivable                                 47,285
                                                                 ----------
   Total current assets                                             319,888
                                                                 ----------

Property and equipment, at cost:  Land                              411,176
  Building and improvements                                       1,381,816
  Equipment                                                         777,726
  Furniture                                                         110,387
  Vehicles                                                           10,090
                                                                 ----------
                                                                  2,691,195
  Less accumulated depreciation and amortization                   (659,141)
                                                                 ----------
    Net property and equipment                                    2,032,054
                                                                 ----------
Other assets:
  Notes receivable, net of current portion above                    723,565
  Goodwill, net of accumulated amortization of $2,231                18,924
  Deferred tax assets                                                71,550
  Deposits and other assets                                          89,831
  Debt issuance costs, net of accumulated
   amortization of $160,084                                         687,416
                                                                 ----------
    Total other assets                                            1,591,286
                                                                 ----------
    Total assets                                                 $3,943,228
                                                                 ==========

                             See accompanying notes

                            ProtoSource Corporation
                                 Balance Sheet
                               September 30, 1997
                                  (continued)
                                  (unaudited)


                      Liabilities and shareholders' equity

Current liabilities:
 Notes payable, bridge financing                                    $   750,000
 Accounts payable                                                        99,716
 Accrued liabilities                                                     13,929
 Tenants deposits                                                         1,500
 Current portion of long-term debt                                       39,358
                                                                    -----------
   Total current liabilities                                            904,503
                                                                    -----------

Long-term debt, net of current portion above:
 Obligations under capital leases                                     1,851,851
 Less current portion above                                             (39,358)
                                                                    -----------
   Total long-term debt                                               1,812,493
                                                                    -----------

Commitments and contingencies                                              --

Shareholders' equity:
 Preferred stock, no par value; 5,000,000 shares authorized, none issued and outstanding
 Common stock,  no par value; 10,000,000 shares authorized,                --
   665,333 shares issued and outstanding                              5,590,455
 Accumulated deficit                                                 (4,364,223)
                                                                    -----------
   Total shareholders' equity                                         1,226,232
                                                                    -----------
   Total liabilities and shareholders' equity                       $ 3,943,228
                                                                    ===========




                             See accompanying notes

                            ProtoSource Corporation
                            Statements of Operations
                                  (unaudited)

                                                Three months ended September 30,
                                                --------------------------------
                                                        1997         1996
                                                --------------------------------

Net revenues:                                        $ 190,839    $ 166,853
                                                     ---------    ---------
Operating expenses:
 Cost of revenues                                       90,914       47,689
 Sales and marketing                                    21,596        6,415
 General and Administrative                            317,124      161,550
                                                     ---------    ---------
 Total operating expenses                              429,634      215,654
                                                     ---------    ---------

Operating loss                                        (238,795)     (48,801)

Other income (expense):
 Interest Income                                        30,559          654
 Interest Expense                                     (204,934)     (48,743)
 Other Income, net                                      48,584       20,020
                                                     ---------    ---------
Loss from continuing operations before
 provision for income taxes                           (364,586)     (76,870)

Provision for income taxes                                --           --
                                                     ---------    ---------
Loss from continuing operations                       (364,586)     (76,870)

Loss from discontinued operations                         --        (23,632)
                                                     ---------    ---------
Net Loss                                             $(364,586)   $(100,502)
                                                     =========    =========
Net Loss Per Share of Common Stock:
 Loss from continuing operations                     $    (.57)   $    (.87)
 Discontinued operations                                  --           (.26)
                                                     ---------    ---------

 Net Loss                                            $    (.57)   $   (1.13)
                                                     =========    =========

Weighted average number of common
 shares outstanding                                    636,365       88,667
                                                     =========    =========


                             See accompanying notes

                            ProtoSource Corporation
                            Statements of Operations
                                  (unaudited)

                                                Nine months ended September 30,
                                                -------------------------------
                                                      1997           1996
                                                -------------------------------


Net revenues:                                     $   550,969    $   544,590
                                                  -----------    -----------

Operating expenses:
 Cost of revenues                                     207,301        156,913
 Sales and marketing                                   50,403         47,538
 General and Administrative                         1,059,815        693,014
                                                  -----------    -----------

 Total operating expenses                           1,317,519        897,465
                                                  -----------    -----------

Operating loss                                       (766,550)      (352,875)

Other income (expenses):
 Interest Income                                      104,015            825
 Interest Expense                                    (308,762)      (137,012)
 Other Income, net                                    203,429         71,280
                                                  -----------    -----------

Loss from continuing operations  before
 provision for income taxes                          (767,868)      (417,782)
Provision for income taxes                               --             --
                                                  -----------    -----------
Loss from continuing operations                      (767,868)      (417,782)

Loss from discontinued operations                        --         (264,200)
                                                  -----------    -----------

Net Loss                                          $  (767,868)   $  (681,982)
                                                  ===========    ===========

Net Loss Per Share of Common Stock:
 Loss from continuing operations                  $     (1.38)   $     (4.71)
 Discontinued operations                                 --            (2.98)
                                                  -----------    -----------

 Net Loss                                         $     (1.38)   $     (7.69)
                                                  ===========    ===========

Weighted average number of common
 shares outstanding                                   557,897         88,667
                                                  ===========    ===========




                             See accompanying notes

                            ProtoSource Corporation
                            Statements of Cash Flows
                                  (unaudited)


                                                 Nine months ended September 30,
                                                 -------------------------------
                                                        1997            1996
                                                 -------------------------------
Cash flows from operating activities:
Net loss                                            $  (767,868)   $  (681,982)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
  Depreciation and amortization                         173,015        268,687
  Amortization of debt issuance costs                   160,084           --
  Changes in operating assets:
   Accounts receivable                                 (132,667)        35,853
   Inventories                                             --          (34,229)
   Deposits and other assets                            (51,830)        (5,523)
   Accounts payable                                     (95,978)       222,036
   Accrued liabilities                                 (253,299)       371,766
   Customer deposits                                       --           38,915
   Unearned revenues                                       --           (9,443)
                                                    -----------    -----------
    Net cash provided by operating activities          (968,543)       206,080
                                                    -----------    -----------

Cash flows from investing activities:
 Purchases of property and equipment                    (33,402)        (7,238)
 Other                                                     --            1,214
 Software development cost capitalized                     --         (442,186)
                                                    -----------    -----------
    Net cash (used) by investing activities             (33,402)      (448,210)
                                                    -----------    -----------

Cash flows from financing activities:
 Increase in notes payable                              750,000        232,000
 Issuance of common stock                                   970        (20,000)
 Payments on notes payable                               (2,220)       (23,529)
 Payments on capital lease obligations                  (70,191)       (82,617)
 Debt issuance costs incurred                           (97,500)          --
                                                    -----------    -----------
    Net cash provided by financing activities           581,059        105,854
                                                    -----------    -----------

    Net increase (decrease) in cash and cash
     equivalents                                       (420,886)      (136,276)

    Cash and cash equivalents at beginning of
     period                                             482,357        138,646
                                                    -----------    -----------

    Cash and cash equivalents at end of period      $    61,471    $     2,370
                                                    ===========    ===========


                             See accompanying notes

                            ProtoSource Corporation
                            Statements of Cash Flows
                                  (unaudited)

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                        1997         1996
                                                 -------------------------------
Supplemental Disclosure of Cash Flow information cash paid during the period for:


    Interest                                            $148,678     $137,012
    Income taxes                                            --           --

Supplemental Disclosure of Non cash
  Investing and Financing Activities:

    Acquisition of equipment under capital lease        $ 69,959     $ 90,802

    Capital contribution by officers through
       forgiveness of previously accrued salaries           --       $154,792

    Issuance of common stock in connection
       with financing                                    750,000         --










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

Restatement of Financial Information

The Company has restated its financial statements for the nine months ended September 30, 1997 to capitalize the debt issuance costs incurred in connection with its Bridge Loan financing. The Company had originally expensed the debt issuance costs as additional interest expense.

In connection with the Bridge Loan, the Company agreed to issue one share of common stock for each $5 loaned to the Company. The fair market value of the common stock ($750,000) and the commission paid on the Bridge Loan ($97,500) are capitalized as debt issuance costs and are being amortized over the 15 month loan as interest expense.

In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the company's financial results as originally reported is summarized below:

                           Three Months Ended            Nine Months Ended
                           September 30, 1997            September 30, 1997
                       --------------------------    --------------------------
                       As reported    As restated    As reported    As restated

Operating expense      $   481,634    $   429,634    $ 1,415,019    $ 1,317,519
Interest expense           444,850        204,934        898,678        308,762
Net (loss)                (656,502)      (364,586)    (1,455,284)      (767,868)
Net (loss) per share         (1.03)          (.57)         (2.61)         (1.38)

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

     Sales and Marketing. Sales and marketing expenses were $21,596 for the three months ended September 30, 1997 versus $6,415 in 1996. The increase in sales and marketing expenses was primarily due to the addition of a marketing manager position and increased advertising. As the financial situation of the Company improves, the Company intends to allocate more resources to sales and marketing in order to increase revenues.

     General and Administrative. General and administrative expenses were $317,924 in the three months ended September 30, 1997 versus $161,550 in the same period 1996. The increase in general and administrative costs is primarily attributed to expenses associated with the Company's May 1997 Registration Statement covering the May 1997 Securities including legal and accounting fees. The Company also incurred $10,372 of bad debts during the three months ended September 30, 1997.

     Operating Loss. For the three months ended September 30, 1997, the operating loss was $238,795 compared to an operating loss of $48,801 in the same period of 1996. The increase in the operating loss in 1997 is primarily due to the expenses associated with the May 1997 Registration Statement, increased legal fees and higher telecommunications costs. The Company will seek to reduce general and administrative costs by renegotiating or cancelling its Shaw Avenue capital lease and its Visella, California lease.

     Interest Expense. Net interest expense increased to $174,375 for the three months ended September 30, 1997 from $48,089 in the same period of 1996, as a result of amortization of the Bridge Loan debt issuance costs and accrued interest on the Bridge Loans. The interest expense was somewhat offset by the interest earned on cash and short term investments.

     Other income. Net other income increased to $48,584 for the three months ended September 30, 1997 as a result of rental income generated by the Company's office building as well as miscellaneous sales. Total rental income recognized was $36,000 all of which was paid in December 1997.

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

     Sales and Marketing. Sales and marketing expenses were $50,403 for the nine months ended September 30, 1997 versus $47,538 in 1996. The increase in sales and marketing expenses were caused by increased advertising. The Company believes that sales and marketing expenses will continue to increase if funds are available to the Company to promote its products and services.

     General and Administrative. General and administrative expenses increased from $693,014 in 1996 to $1,059,815 in 1997. The increase in general and administrative costs is primarily attributed to costs associated with the Company's May 1997 Registration Statement covering the May 1997 Securities including $77,971 of legal and accounting fees. The Company also incurred $10,372 of bad debts during the nine months ended September 30, 1997.

     Operating Loss. For the nine months ended September 30, 1997, the operating loss was $766,550 compared to an operating loss of $352,875 in the same period of 1996. The operating loss in 1997 is attributed to the significant increases in general and administrative expenses described above. The Company will seek to reduce general and administrative costs by renegotiating or cancelling its Shaw Avenue Capital lease and its Visella, California lease.

     Interest Expense. Net interest expense increased to $204,747 for the nine months ended September 30, 1997 from $136,187 in the same period of 1996, as a result of amortization of the Bridge Loan debt issuance costs and accrued interest on the Bridge Loans. The increase was due to higher interest expense related to the 1997 bridge loan. The interest expense was somewhat offset by the interest earned on cash and short term investments.

     Other income. Net other income increased to $203,429 for the nine months ended September 30, 1997 as a result of rental income generated by the Company's office building as well as miscellaneous sales. Total rental income recognized was $108,000 and the total amount collected was $48,000. (The balance of the outstanding rent was paid in December 1997).

Liquidity and Capital Resources

For the nine months ended September 30, 1997, the Company used cash of $968,543 for operating activities. As of September 30, 1997, the Company had a working capital deficiency of $584,615. The working capital deficiency is primarily attributed to the $750,000 bridge loan in 1997. The Company intends to reduce the working capital deficiency by increasing revenue, reducing expenses and obtaining long-term financing. There can be no assurance that the Company will be successful in such actions in which event it may be necessary for the Company to substantially reduce its operations.

Capital expenditures relating primarily to the purchase of computer equipment, furniture and fixtures, and other assets amounted to $33,402 and $448,210 for the nine months ended September 30, 1997 and 1996, respectively. In addition, the Company acquired computer equipment through capital leases for $69,959 during the nine month period ended September 30, 1997.

Beginning in June 1997, and ending in August 1997, the Company received a total of $750,000 in bridge loan proceeds from unrelated individuals. The net proceeds were used for working capital, marketing expenses and to purchase capital assets. In connection with such bridge loans, the Company issued 150,000 restricted shares of common stock, subject to demand registration and piggy back registration rights at the Compan's expense. Such shares were issued to the individual investors at the commencement of their bridge loans. The fair market value of the common stock ($750,000) and the commission paid on the Bridge Loan ($97,500) are capitalized as debt issuance costs and are being amortized over the 15 month loan as interest expense.

Part II. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ProtoSource Corporation,




April 14, 1998                        /s/ Raymond J. Meyers
                                      ------------------------------------------
                                          Raymond J. Meyers
                                          Chief Executive Officer