Form 10QSB
period 1998-03-31
PROTOSOURCE CORP
filed 1998-05-15
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                              Washington D.C. 20549
                            ------------------------

                                   Form 10-QSB
(Mark One)



   X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 1998 or
                                           --------------

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

                             ----------------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

There are 665,333 shares of the registrant's common stock, no par value outstanding on May 13, 1998.

ProtoSource Corporation
                                      Index

                                                                      Page
                                                                      ----
Part I Financial Information

     Item 1. Financial Statements

             Condensed Balance Sheet
             at March 31,1998                                           3

             Condensed Statements of Operations
             for the three months ended March 31,1998 and 1997          5

             Condensed Statements of Cash Flows
             for the three months ended March 31,1998 and 1997          6

             Notes to Condensed Financial Statements                    8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        9

Part II.     Other Information

               Other Information                                       11

               Signatures                                              11






When used in this report, the words "estimate," "project," "intend," "believe" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risk and uncertainties that could cause actual results to differ materially, including competitive pressures, new product introductions by the Company and its competitors and changes in the rates of subscriber acquisition and retention. Readers are cautioned not to place undue reliance on these forward-lookin statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements

                             ProtoSource Corporation
                             Condensed Balance Sheet
                                 March 31, 1998
                                   (Unaudited)



                                     Assets

Current assets:
  Cash and cash equivalents                                         $    37,202
  Accounts receivable - trade net of allowance
    for doubtful accounts of $7,500                                      19,480
  Current portion of note receivable                                     67,000
                                                                    -----------
     Total current assets                                               123,682
                                                                    -----------

Property and equipment, at cost:
  Land                                                                  411,176
  Building and improvements                                           1,381,816
  Equipment                                                             853,882
  Furniture                                                             110,387
                                                                    -----------
                                                                      2,757,261

  Less accumulated depreciation and amortization                       (758,936)
                                                                    -----------
     Net property and equipment                                       1,998,325
                                                                    -----------

Other assets:
  Goodwill, net of accumulated amortization of $3,777                    17,468
  Debt issuance costs, net of accumulated amortization
    of 489,667                                                          357,833
  Note receivable, net of allowance for uncollectibility
    of $100,000 and net of current portion above                        290,600
  Deposits and other assets                                              55,846
  Deferred offering costs                                               118,581
                                                                    -----------
     Total other assets                                                 840,328
                                                                    -----------

     Total assets                                                   $ 2,962,335
                                                                    ===========


                             See accompanying notes

                             ProtoSource Corporation
                             Condensed Balance Sheet
                                 March 31, 1998
                                   (Unaudited)






                      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                      124,018
  Accrued expenses:
    Payroll taxes, wages and other                                       29,914
    Interest                                                             67,549
  Current portion of bridge loans                                       750,000
  Current portion of long-term debt                                      61,926
                                                                    -----------
     Total current liabilities                                        1,033,407
                                                                    -----------

Long-term debt, net of current portion above:
  Individuals and other                                                 750,000
  Obligations under capital leases                                    1,849,951
  Less current portion above                                           (811,926)
                                                                    -----------
     Total long-term debt                                             1,788,025
                                                                    -----------

Commitments and contingencies                                              --

Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares authorized,              --
    none issued and outstanding
  Common stock,  no par value; 10,000,000 shares authorized,
    665,333 shares issued and outstanding                             5,590,455

  Accumulated deficit                                                (5,449,552)
                                                                    -----------
     Total shareholders' equity                                         140,903
                                                                    -----------

     Total liabilities and shareholders' equity                     $ 2,962,335
                                                                    ===========







                             See accompanying notes

                             ProtoSource Corporation
                       Condensed Statements of Operations
                                   (Unaudited)

                                                             Three months
                                                            ended March 31,
                                                       ------------------------
                                                         1998          1997
                                                       ------------------------


Net revenues                                           $ 210,143      $ 188,531
                                                       ---------      ---------

Operating expenses:
  Cost of revenues                                        68,747         42,035
  Sales and marketing                                     29,601         17,373
  General and Administrative                             281,681        326,568
                                                       ---------      ---------
 Total operating expenses                                380,029        385,976
                                                       ---------      ---------

Operating loss                                          (169,886)      (197,445)
                                                       ---------      ---------
Other income (expense):
  Interest Income                                             15         53,016
  Interest Expense                                      (258,516)       (51,280)
  Other Income, net                                       45,740         99,870
                                                       ---------      ---------
  Total other income (expense)                          (212,761)       101,606
                                                       ---------      ---------

Loss before provision                                   (382,647)       (95,839)
 for income taxes

Provision for income taxes                                  --             --
                                                       ---------      ---------

Net Loss                                               $(382,647)     $ (95,839)
                                                       =========      =========

Net Income (Loss) Per Share of Common Stock:
 Basic                                                 $    (.58)     $    (.19)
 Diluted                                               $    (.58)     $    (.19)


Weighted Average Number of Common Shares
Outstanding:
 Basic                                                   665,333        515,333
 Diluted                                                 665,333        515,333




                             See accompanying notes

                                           ProtoSource Corporation
                                      Condensed Statements of Cash Flows
                                                 (Unaudited)

                                                                         Three months ended March 31,

                                                                       --------------------------------
                                                                          1998                   1997
                                                                       --------------------------------
Cash flows from operating activities:

Net loss                                                                $(382,647)             $ (95,839)
Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                       227,335                 51,761
      Changes in operating assets:
        Accounts receivable                                                 3,010                  4,135
        Deposits and other assets                                         (11,499)               (54,248)
        Accounts payable                                                   27,911                (17,444)
        Accrued liabilities                                                22,201               (215,691)
        Unearned revenues                                                    --                   18,247
                                                                        ---------              ---------
          Net cash (used) by operating activities                        (113,689)              (309,079)
                                                                        ---------              ---------

Cash flows from investing activities:

    Purchases of property and equipment                                   (32,006)               (28,853)
    Other assets                                                             --                   (6,160)
    Receipt of principal on notes receivable                              105,671                   --
                                                                        ---------              ---------
          Net cash provided (used) by investing activities                 73,665                (35,013)
                                                                        ---------              ---------
Cash flows from financing activities:

    Payments on notes payable and capital lease obligations                  (864)               (20,050)
    Offering costs incurred                                               (20,058)                  --
                                                                        ---------              ---------
          Net cash (used) by financing activities                         (20,922)               (25,050)
                                                                        ---------              ---------

          Net (decrease) in cash and cash equivalents                     (60,946)              (369,142)

          Cash and cash equivalents at beginning of period                 98,148                482,357
                                                                        ---------              ---------

          Cash and cash equivalents at end of period                    $  37,202              $ 113,215
                                                                        =========              =========

                                         See accompanying notes

                                                  6




                                            ProtoSource Corporation
                                       Condensed Statements of Cash Flows
                                                  (Unaudited)

                                                                         Three months ended March 31,
                                                                     -----------------------------------
                                                                        1998                      1997
                                                                     -----------------------------------
Supplemental  Disclosure  of Cash Flow
  information:

Cash paid during the period  for:

         Interest                                                     $66,516                    $51,280
         Income taxes                                                    --                        --

Supplemental Disclosure of Non cash
  Investing and Financing Activities:

         Acquisition of equipment under capital leases                $  --                      $44,573





                                          See accompanying notes

                             ProtoSource Corporation
                Notes to Condensed Unaudited Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1998. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 previously filed with the Securities and Exchange Commission.


Per Share Information

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

The basic and diluted earnings per share are the same since the Company had a net loss for 1998 and 1997 and the inclusion of stock options and other incremental shares would be antidilutive. Options and warrants to purchase 231,334 and 384,001 shares of common stock at March 31, 1998 and 1997 respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Results of Operations

Three Months Ended March 31, 1998 vs. Three Months Ended March 31, 1997

     Net Revenues. For three months ended March 31, 1998 net sales were $210,143 versus $188,531 in the same period of the prior year. The rise in revenues is primarily attributed to increased marketing efforts resulting in the growth of Internet subscribers and web development projects. The Company believes that revenues will continue to increase as additional marketing plans are implemented that focus on increasing name brand recognition and as the number of network points of presence (POPs) increase.

     Operating Expenses. For three months ended March 31, 1998, total operating expenses were $380,029 versus $385,976 in the same period of the prior year. This decrease of $5,947 is primarily attributed to the implementation of several cost reduction or cost containment steps. The company successfully terminated its Visalia, California office rental lease resulting in lower operating expenses. The Company will also seek to reduce operating expenses by renegotiating or canceling its Shaw Ave Capital Lease. However, the Company believes that operating expenses will increase as revenues increase.

     Operating Loss. The Company's operating loss for the period ending March 31, 1998 totaled $169,886 versus $197,445 in 1997, representing a decrease of $27,559 or 13.9%. This decrease is due to a rise in revenues coupled with a decrease in total operating expenses. Management believes that operating results will continue to improve as revenues increase.

     Interest income (expense). Net interest expense totaled $258,501 for the period ending March 31, 1998 versus net interest income of $1,736 in 1997. The increase in net interest expense of $260,237 is primarily attributable to the amortization of debt issuance costs (issuance of 150,000 shares of Common Stock, commissions and loan interest expense) in connection with the 1997 Bridge Loan financing.

     Other income. Net other income decreased to $45,740 from $99,870 for the three months ended March 31, 1998 and March 31, 1997, respectively. This decrease in 1998 is due to lower rental income generated by the Shaw Avenue building and the absence of miscellaneous sales.

Liquidity and Capital Resources

For the three months ended March 31,1998, the Company used $113,689 of cash for operating activities primarily as a result of the net loss for the period. The Company has a working capital deficiency of $909,725 at March 31, 1998. The Company intends to reduce the working capital deficiency by increasing sales and attempting to obtain long term financing through the sale of its securities in a public offering. The Company is offering 1,050,000 units (one share of common stock and one warrant) at $5.75 through an Underwriter. The Company's registration statement was declared effective on May 13, 1998 and closing is to occur on May 19, 1998.

Capital expenditures relating primarily to the purchase of computer equipment, furniture and fixtures, and software amounted to $32,006 for the three months ended March 31, 1998. The capital investment is mainly in computer equipment to sustain future growth of the Company.

Part II. Other Information

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on From 8-K

         None




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   ProtoSource Corporation,




 May 15, 1998                                       /s/ Raymond J. Meyers
                                                   -----------------------------
                                                   Raymond J. Meyers
                                                   Chief Executive Officer