Form 10QSB
period 1998-06-30
PROTOSOURCE CORP
filed 1998-08-14
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                              Washington D.C. 20549
                            ------------------------

                                   Form 10-QSB
                  (Mark One)



 [ X ] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1998 or



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


                          2300 Tulare Street, Suite 210
                          Fresno, California 93721-2226
                          -----------------------------
               (address of principal executive offices, zip code)

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

There are 1,802,333 shares of the registrant's common stock, no par value outstanding on July 31, 1998.

ProtoSource Corporation
                                      Index
                                      -----

                                                                         Page
                                                                         ----
Part I   Financial Information

         Item 1. Financial Statements

                 Condensed Balance Sheet at June 30,1998                  3

                 Condensed Statements of Operations
                 for the three months ended June 30,1998 and 1997         5

                 Condensed Statements of Operations
                 for the six months ended June 30,1998 and 1997           6

                 Condensed Statements of Cash Flows
                 for the six months ended June 30,1998 and 1997           7

                 Notes to Condensed Financial Statements                  9

                 Item 2. Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations                                   10

Part II.         Other Information

                        Other Information                                13

                        Signatures                                       13






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

                             ProtoSource Corporation
                             Condensed Balance Sheet
                                  June 30, 1998
                                   (Unaudited)

                                     Assets

Current assets:
  Cash and cash equivalents                                         $ 4,363,776
  Accounts receivable:
     Trade net of allowance for doubtful
      accounts of $7,500                                                 26,060
     Other                                                               82,000
  Current portion of note receivable                                     33,000
                                                                    -----------
     Total current assets                                             4,504,836
                                                                    -----------

Property and equipment, at cost:
  Leasehold improvements                                                  2,956
  Equipment                                                             864,261
  Furniture                                                             114,203
                                                                    -----------
                                                                        981,420

  Less accumulated depreciation and amortization                       (550,339)
                                                                    -----------
     Net property and equipment                                         431,081
                                                                    -----------

Other assets:
  Goodwill, net of accumulated amortization of $4,131                    17,114
  Note receivable, net of current portion above                         242,000
  Deposits and other assets                                              44,346
                                                                    -----------
     Total other assets                                                 303,460
                                                                    -----------

     Total assets                                                   $ 5,239,377
                                                                    ===========


                             See accompanying notes

                             ProtoSource Corporation
                             Condensed Balance Sheet
                                  June 30, 1998
                                   (Unaudited)


                      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                 $    102,854
  Accrued expenses:
    Payroll taxes, wages and other                                       32,174
    Interest                                                              1,274
  Current portion of long-term debt                                      42,000
                                                                   ------------
     Total current liabilities                                          178,302
                                                                   ------------

Long-term debt, net of current portion above:
  Obligations under capital leases                                      132,330
  Less current portion above                                            (42,000)

                                                                   ------------
     Total long-term debt                                                90,330
                                                                   ------------

Commitments and contingencies                                              --

Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares authorized,              --
    none issued and outstanding
  Common stock,  no par value; 10,000,000 shares authorized,
    1,802,333 shares issued and outstanding                          10,957,767
  Accumulated deficit                                                (5,987,022)
                                                                   ------------
     Total shareholders' equity                                       4,970,745
                                                                   ------------

     Total liabilities and shareholders' equity                    $  5,239,377
                                                                   ============







                             See accompanying notes

                             ProtoSource Corporation
                       Condensed Statements of Operations
                                   (Unaudited)

                                                    Three months ended June 30,
                                                    ---------------------------
                                                        1998            1997
                                                    -----------    ------------


Net revenues                                        $   204,415     $   171,599
                                                    -----------     -----------

Operating expenses:
  Cost of revenues                                       66,319          74,351
  Sales and marketing                                    34,602          11,435
  General and Administrative                            266,623         416,122
                                                    -----------     -----------
 Total operating expenses                               367,544         501,908
                                                    -----------     -----------

Operating loss                                         (163,129)       (330,309)
                                                    -----------     -----------

Other income (expense):
  Interest Income                                        27,402          20,441
  Interest Expense                                     (429,482)        (52,548)
  Other Income, net                                      27,739          54,974
                                                    -----------     -----------
 Total other income (expense)                          (374,341)         22,867
                                                    -----------     -----------

Loss from operations before provision                  (537,470)       (307,442)
 for income taxes

Provision for income taxes                                 --              --
                                                    -----------     -----------

Net Loss                                            $  (537,470)    $  (307,442)
                                                    ===========     ===========

Net Income (Loss) Per Share of Common Stock:
 Basic                                              $      (.43)    $      (.60)
 Diluted                                            $      (.43)    $      (.60)

Weighted Average Number of Common Shares
Outstanding:
 Basic                                                1,240,087         516,102
 Diluted                                              1,240,087         516,102





                             See accompanying notes

                             ProtoSource Corporation
                       Condensed Statements of Operations
                                   (Unaudited)


                                                       Six months ended June 30,
                                                       ------------------------
                                                         1998            1997
                                                       ---------      ---------

Net revenues                                           $ 414,558      $ 360,130
                                                       ---------      ---------

Operating expenses:
  Cost of revenues                                       135,066        116,387
  Sales and marketing                                     64,203         28,808
  General and Administrative                             548,304        742,690
                                                       ---------      ---------
 Total operating expenses                                747,573        887,885
                                                       ---------      ---------

Operating loss                                          (333,015)      (527,755)
                                                       ---------      ---------

Other income (expense):
  Interest Income                                         27,417         73,457
  Interest Expense                                      (687,998)      (103,828)
  Other Income, net                                       73,479        154,844
                                                       ---------      ---------

 Total other income (expense)                           (587,102)       124,473
                                                       ---------      ---------


Loss from operations before provision                   (920,117)      (403,282)
 for income taxes

Provision for income taxes                                  --             --
                                                       ---------      ---------

Net Loss                                               $(920,117)     $(403,282)
                                                       =========      =========

Net Income (Loss) Per Share of Common Stock:
 Basic                                                 $    (.96)     $    (.78)
 Diluted                                               $    (.96)     $    (.78)


Weighted Average Number of Common Shares
Outstanding:
 Basic                                                   954,245        515,720
 Diluted                                                 954,245        515,720





                             See accompanying notes

                                        ProtoSource Corporation
                                   Condensed Statements of Cash Flows
                                             (Unaudited)

                                                                                  Six months ended June 30,
                                                                             -----------------------------------
                                                                                 1998                    1997
                                                                             ------------            -----------
Cash flows from operating activities:
Net loss                                                                     $  (920,117)            $  (403,282)
Adjustments  to  reconcile  net loss to
    net cash  provided  (used) by
    operating activities:
      Depreciation and amortization                                              643,005                 110,875
      Gain on termination of capital lease                                       (24,315)                   --
      Loss on re-negotiation of note receivable                                   16,279                    --
      Changes in operating assets:
        Accounts receivable                                                       (3,570)                (56,076)
        Deposits and other assets                                                      1                 (20,593)
        Accounts payable                                                           6,747                     787
        Accrued liabilities                                                      (41,814)               (237,937)
                                                                             -----------             -----------

          Net cash (used) by operating activities                               (323,784)               (606,226)
                                                                             -----------             -----------
Cash flows from investing activities:
    Purchases of property and equipment                                          (46,202)                (22,620)
    Other assets                                                                    --                   (37,011)
    Increase in notes receivable                                                 (79,029)                   --
    Receipt of principal on notes receivable                                     169,021                    --
    Payment for termination of capital lease                                    (150,000)                   --
                                                                             -----------             -----------
          Net cash provided (used) by investing activities                      (106,210)                (59,631)
                                                                             -----------             -----------

Cash flows from financing activities:
    Increase in notes payable                                                       --                   350,000
    Issuance of common stock                                                   6,537,750                     970
    Payments on notes payable and capital lease obligations                     (770,213)                (53,237)
    Debt issuance costs incurred                                                    --                   (45,500)
    Offering costs incurred                                                   (1,071,915)                   --
                                                                             -----------             -----------
          Net cash provided by financing activities                            4,695,622                 252,233
                                                                             -----------             -----------

          Net increase (decrease) in cash and cash equivalents                 4,265,628                (413,624)

          Cash and cash equivalents at beginning of period                        98,148                 482,357
                                                                             -----------             -----------

          Cash and cash equivalents at end of period                         $ 4,363,776             $    68,733
                                                                             ===========             ===========

                                              See accompanying notes

                                                        7

                             ProtoSource Corporation
                       Condensed Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                                               Six months
                                                              ended June 30,
                                                            -------------------
                                                               1998       1997
                                                            ---------   --------

Supplemental  Disclosure  of Cash Flow
  information  cash paid during the
  period  for:

         Interest                                            $204,440   $ 53,828
         Income taxes                                            --         --

Supplemental Disclosure of Non cash
  Investing and Financing Activities:

         Acquisition of equipment under capital lease        $   --     $ 69,959

         Issuance of common stock in
            connection with financing                            --      350,000























                             See accompanying notes

                             ProtoSource Corporation
                Notes to Condensed Unaudited Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1998. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 previously filed with the Securities and Exchange Commission.


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

The basic and diluted earnings per share are the same since the Company had a net loss for 1998 and 1997 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 1,618,584 and 277,334 shares of common stock at June 30, 1998 and 1997 respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be anti-dilutive.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1997

     Net Revenues. For the three months ended June 30, 1998 net revenue was $204,415 versus $171,599 in the same period of the prior year. The increase in net revenue of 19.12% is primarily attributed to increased marketing efforts resulting in the growth of Internet subscribers and continued growth in web development revenue. The Company believes that revenues will continue to increase as: (1) additional marketing plans are implemented that focus on increasing name brand recognition and differentiation of products and services;
(2) as the number of network points of presence (POPs) are increased through internal network growth and the acquisition of other Internet Service Providers;
(3) other computer oriented companies are acquired.

     Operating Expenses. For the three months ended June 30, 1998, total operating expenses were $367,544 versus $501,908 in the same period of the prior year. This decrease of $134,364 or 26.77% is primarily attributed to the implementation of several cost reduction or cost containment steps including the cancellation of its Shaw Avenue capital lease. The Company realized a one-time gain of $24,315 associated with the cancellation of the capital lease. The Company believes the cancellation of the capital lease will have a positive effect on future monthly operating expenses. However, the Company believes that overall operating expenses will increase as revenues increase.

     Operating Loss. The Company's operating loss for the three months ended June 30, 1998 was $163,129 versus $330,309 in 1997, representing a decrease of $167,180 or 50.61%. The decrease in the operating loss was primarily attributed to increased revenue growth and a decrease in operating expenses. Management believes that operating results will continue to improve as revenues increase.

     Interest Income (expense). Net interest expense totaled $402,080 for the three months ended June 30, 1998 versus net interest expense of $32,107 in 1997. The increase in net interest expense of $369,973 is primarily attributable to the expensing of the remaining debt issuance costs of $370,333 in connection with the 1997 Bridge Loan financing which was repaid in May 1998. The Company believes that the cancellation of the capital lease and the successful sale of 1,137,000 Units of the Company's securities (one share of common stock plus one warrant to purchase one share of common stock) future interest expense will be substantially reduced.

     Other Income. Net other income decreased to $27,739 from $54,974 for the three months ended June 30, 1998 and March 31, 1997, respectively. This decrease in 1998 is due to lower rental income generated by the Shaw Avenue building and the absence of miscellaneous sales. The company believes that with the cancellation of the Shaw Avenue capital lease rental income will be eliminated from Other Income in future reporting periods.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

     Net Revenues. For the six months ended June 30, 1998 net revenues were $414,558 versus $360,130 in the same period of the prior year representing an increase of 15.11%. The Company increased marketing efforts in the six month period which resulted in the growth of Internet subscribers and web development revenue. The Company believes that revenues will continue to increase as: (1) additional marketing plans are implemented that focus on increasing name brand recognition and differentiation of products and services; (2) as the number of network points of presence (POPs) are increased through internal network growth and the acquisition of other Internet Service Providers; (3) other computer oriented companies are acquired.

     Operating Expenses. For the six months ended June 30, 1998, total operating expenses were $747,573 versus $887,885 in the same period of the prior year. This decrease of $140,312 or 15.8% is primarily attributed to the implementation of several cost reduction or cost containment steps. The company successfully cancelled the Visalia, California office rental lease and the Shaw Avenue capital lease resulting in lower operating expenses. The Company realized a one-time gain of $24,315 associated with the cancellation of the Shaw Avenue capital lease. The Company believes the cancellation of the capital lease will have a positive effect on future monthly operating expenses. However, the Company believes that operating expenses will increase as revenues increase.

     Operating Loss. The Company's operating loss for the six months ended June 30, 1998 was $333,015 versus $527,755 in 1997, representing a decrease of $194,740 or 36.9%. The decrease in the operating loss was primarily attributed to increased revenue growth and a decrease in operating expenses. Management believes that operating results will continue to improve as revenues increase.

     Interest Income (expense). Net interest expense totaled $660,581 for the six months ended June 30, 1998 versus net interest expense of $30,371 for the same period in 1997. The increase in net interest expense of $630,210 is primarily attributable to the expensing of the remaining debt issuance costs of $562,333 in connection with the 1997 Bridge Loan financing which was repaid in May 1998. The Company believes that the cancellation of the capital lease and the successful May sale of 1,137,000 Units of the Company's securities (one share of common stock plus one warrant to purchase one share of common stock) future interest expense will be substantially reduced.

     Other Income. Net other income decreased to $73,479 from $154,844 for the six months ended June 30, 1998 and June 30, 1997, respectively. This decrease of $81,365 was primarily due to lower rental income generated by the Shaw Avenue building. The company believes that with the cancellation of the Shaw Avenue capital lease rental income will be eliminated from Other Income in future reporting periods.

Liquidity and Capital Resources

For the six months ended June 30,1998, the Company used $323,784 of cash for operating activities primarily as a result of a net loss for the period. The Company has a working capital of $4,326,534 at June 30, 1998. The Company has obtained long-term financing through the May 1998 sale of 1,137,000 Units of the Company's securities (one share of common stock and one warrant) at $5.75. As of June 30, 1998 the Company had $4,363,776 in cash and cash equivalents and $268,632 of total liabilities.

Capital expenditures relating primarily to the purchase of computer equipment, furniture and fixtures, and software amounted to $46,202 for the six months ended June 30, 1998. The capital investment is mainly in computer equipment to sustain future growth of the Company.

Part II.          Other Information

Item 5.  Other Information

As disclosed in the Company's May 13, 1998 prospectus, Dickon Pownall-Gray was scheduled to become a director of the Company at the closing of the May offering of 1,137,000 Units of the Company's securities. Mr. Pownall-Gray has informed the Company that he is unable to join the board due to a recent business development that has and will continue to demand the majority of his time.

In July 1998, the Company announced the naming of William Conis to the Board of Directors. With the addition of Mr. Conis, the total number of Directors now totals 4 (one inside director and three outside directors).

Item 6. Exhibits and Reports on From 8-K

None




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ProtoSource Corporation,




 August 14, 1998                           /s/ Raymond J. Meyers
                                           -------------------------------------
                                               Raymond J. Meyers
                                               Chief Executive Officer