Form 10QSB
period 1998-09-30
PROTOSOURCE CORP
filed 1998-11-12
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                              Washington D.C. 20549
                            ------------------------

                                   Form 10-QSB

   (Mark One)

   [ X ] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1998 or

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

                             ----------------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___

There are 1,787,221 shares of the registrant's common stock, no par value outstanding on October 31, 1998.

ProtoSource Corporation
                                      Index

                                                                            Page
                                                                            ----

Part I. Financial Information

     Item 1. Financial Statements

             Condensed Balance Sheet at September 30,1998                     3

             Condensed Statements of Operations
             for the three months ended September 30,1998 and 1997            5

             Condensed Statements of Operations
             for the nine months ended September 30,1998 and 1997             6

             Condensed Statements of Cash Flows
             for the nine months ended September 30,1998 and 1997             7

             Notes to Condensed Unaudited Financial Statements                9

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             10

Part II. Other Information

             Other Information                                               13

             Signatures                                                      13





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

                             ProtoSource Corporation
                             Condensed Balance Sheet
                               September 30, 1998
                                   (Unaudited)



                                     Assets

Current assets:
  Cash and cash equivalents                                         $ 4,118,837
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $7,500             70,424
     Other                                                               49,887
  Current portion of note receivable                                     57,999
                                                                    -----------
     Total current assets                                             4,297,147
                                                                    -----------

Property and equipment, at cost:
  Leasehold improvements                                                  2,956
  Equipment                                                             944,776
  Furniture                                                             114,203
                                                                    -----------
                                                                      1,061,935
  Less accumulated depreciation and amortization                       (590,061)
                                                                    -----------
     Net property and equipment                                         471,874
                                                                    -----------

Other assets:
  Goodwill, net of accumulated amortization of $4,485                    16,760
  Note receivable, net of current portion above and net
    of allowance for doubtful note receivable of $48,701                193,299
  Deposits and other assets                                              12,296
                                                                    -----------
     Total other assets                                                 222,355
                                                                    -----------

     Total assets                                                   $ 4,991,376
                                                                    ===========


                             See accompanying notes

                             ProtoSource Corporation
                             Condensed Balance Sheet
                               September 30, 1998
                                   (Unaudited)



                      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                 $      6,657
  Accrued expenses:
    Payroll taxes, wages and other                                       40,635
    Interest                                                              1,274
  Current portion of long-term debt                                      42,000
                                                                   ------------
     Total current liabilities                                           90,566
                                                                   ------------

Long-term debt, net of current portion above:
  Obligations under capital leases                                      184,383
  Less current portion above                                            (42,000)
                                                                   ------------
     Total long-term debt                                               142,383
                                                                   ------------

Commitments and contingencies                                              --

Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares authorized,              --
    none issued and outstanding
  Common stock,  no par value; 10,000,000 shares authorized,
    1,787,221 shares issued and outstanding                          10,884,194
  Accumulated deficit                                                (6,125,767)
                                                                   ------------
     Total shareholders' equity                                       4,758,427
                                                                   ------------

     Total liabilities and shareholders' equity                    $  4,991,376
                                                                   ============



                             See accompanying notes

                             ProtoSource Corporation
                       Condensed Statements of Operations
                                   (Unaudited)


                                                Three months ended September 30,
                                                --------------------------------
                                                       1998           1997
                                                   ---------------------------

Net revenues                                       $   270,722     $   190,839
                                                   -----------     -----------

Operating expenses:
  Cost of revenues                                      74,505          90,914
  Sales and marketing                                   50,287          21,596
  General and Administrative                           338,939         317,124
                                                   -----------     -----------
 Total operating expenses                              463,731         429,634
                                                   -----------     -----------

Operating loss                                        (193,009)       (238,795)
                                                   -----------     -----------

Other income (expense):
  Interest Income                                       61,089          30,559
  Interest Expense                                      (6,825)       (204,934)
  Other Income, net                                       --            48,584
                                                   -----------     -----------
 Total other income (expense)                           54,264        (125,791)
                                                   -----------     -----------

Loss from operations before provision                 (138,745)       (364,586)
 for income taxes


Provision for income taxes                                --              --
                                                   -----------     -----------

Net Loss                                           $  (138,745)    $  (364,586)
                                                   ===========     ===========

Net Income (Loss) Per Share of Common Stock:
 Basic                                             $      (.08)    $      (.57)
 Diluted                                           $      (.08)    $      (.57)


Weighted Average Number of Common Shares
Outstanding:
 Basic                                               1,802,333         636,365
 Diluted                                             1,802,333         636,365



                             See accompanying notes

                             ProtoSource Corporation
                       Condensed Statements of Operations
                                   (Unaudited)



                                                 Nine months ended September 30,
                                                 -------------------------------
                                                       1998            1997
                                                   ---------------------------

Net revenues                                       $   685,280     $   550,969
                                                   -----------     -----------

Operating expenses:
  Cost of revenues                                     209,571         207,301
  Sales and marketing                                  114,490          50,403
  General and Administrative                           887,243       1,059,815
                                                   -----------     -----------
 Total operating expenses                            1,211,304       1,317,519
                                                   -----------     -----------

Operating loss                                        (526,024)       (766,550)
                                                   -----------     -----------

Other income (expense):
  Interest Income                                       88,506         104,015
  Interest Expense                                    (694,823)       (308,762)
  Other Income, net                                     73,479         203,429
                                                   -----------     -----------
 Total other income (expense)                         (532,838)         (1,318)
                                                   -----------     -----------

Loss from operations before provision               (1,058,862)       (767,868)
 for income taxes

Provision for income taxes                                --              --
                                                   -----------     -----------

Net Loss                                           $(1,058,862)    $  (767,868)
                                                   ===========     ===========

Net Income (Loss) Per Share of Common Stock:
 Basic                                             $      (.85)    $     (1.38)
 Diluted                                           $      (.85)    $     (1.38)


Weighted Average Number of Common Shares
Outstanding:
 Basic                                               1,240,080         557,897
 Diluted                                             1,240,080         557,897


                             See accompanying notes


                                   ProtoSource Corporation
                             Condensed Statements of Cash Flows
                                         (Unaudited)




                                                              Nine months ended September 30,
                                                              -------------------------------
                                                                     1998          1997
                                                                 --------------------------
Cash flows from operating activities:
Net loss                                                         $(1,058,862)   $  (767,868)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
      Depreciation and amortization                                  683,081        333,099
      Loss on termination of capital lease                             6,953           --
      Changes in operating assets:
        Accounts receivable                                          (50,521)      (132,667)
        Deposits and other assets                                        783        (51,830)
        Accounts payable                                             (89,450)       (95,978)
        Accrued liabilities                                          (33,353)      (253,299)
                                                                 -----------    -----------

          Net cash (used) by operating activities                   (541,369)      (968,543)
                                                                 -----------    -----------
Cash flows from investing activities:
    Purchases of property and equipment                              (46,202)       (33,402)
    Other assets                                                        --             --
    Increase in notes receivable                                    (104,028)          --
    Receipt of principal on notes receivable                         268,701           --
    Payment for termination of capital lease                        (150,000)          --
                                                                 -----------    -----------
          Net cash (used) by investing activities                    (31,529)       (33,402)
                                                                 -----------    -----------

Cash flows from financing activities:
    Increase in notes payable                                           --          750,000
    Issuance of common stock                                       6,537,750            970
    Payments on notes payable and capital lease obligations         (798,675)       (72,411)
    Debt issuance costs incurred                                        --          (97,500)
    Offering costs incurred                                       (1,068,323)          --
    Purchase of treasury stock                                       (77,165)          --
                                                                 -----------    -----------
          Net cash provided by financing activities                4,593,587        581,059
                                                                 -----------    -----------

          Net increase (decrease) in cash and cash equivalents     4,020,689       (420,886)

          Cash and cash equivalents at beginning of period            98,148        482,357
                                                                 -----------    -----------

          Cash and cash equivalents at end of period             $ 4,118,837    $    61,471
                                                                 ===========    ===========

                                   See accompanying notes

                                             7

                             ProtoSource Corporation
                       Condensed Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                                              Nine months ended
                                                                 September 30,
                                                             -------------------
                                                               1998       1997
                                                             -------------------

Supplemental Disclosure of Cash Flow information:
  Cash paid during the period for:

         Interest                                            $211,265   $148,678
         Income taxes                                            --         --

Supplemental Disclosure of Non cash
  Investing and Financing Activities:

         Acquisition of equipment under capital lease        $ 80,515   $ 69,959

         Issuance of common stock in
            connection with financing                            --     $750,000





                             See accompanying notes

                             ProtoSource Corporation
                Notes to Condensed Unaudited Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1998. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 previously filed with the Securities and Exchange Commission.


Per Share Information

As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

The basic and diluted earnings per share are the same since the Company had a net loss for 1998 and 1997 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 1,659,334 and 277,334 shares of common stock at September 30, 1998 and 1997, respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be anti-dilutive.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 1998 vs. Three Months Ended September 30, 1997

     Net Revenues. For the three months ended September 30, 1998 net revenue were $270,722 versus $190,839 in the same period of the prior year. The rise in net revenue of 41.85% is primarily attributed to increased marketing efforts resulting in the growth of Internet subscribers, continued growth in web hosting and development revenue, and revenue generated from providing billing and technical support services to other Internet Service Providers (ISPs). The Company believes that revenues will continue to increase as: (1) additional marketing plans are implemented that focus on increasing name brand recognition and differentiation of products and services; (2) the number of network points of presence (POPs) are increased through internal network growth and the acquisition of other Internet Service Providers; (3) plans are developed and implemented for the external marketing of billing and technical support services to other ISPs; and (4) other computer oriented companies are acquired.

     Operating Expenses. For the three months ended September 30, 1998, total operating expenses were $463,731 versus $429,634 in the same period of the prior year. This slight increase of $34,097 or 7.94% is primarily attributed to increases in both the sales and marketing and the general and administrative areas. The Company recorded a one-time non-cash expense of $31,268 associated with the cancellation of the Shaw Avenue capital lease. The Company believes the cancellation of the capital lease will have a positive effect on future monthly operating expenses. However, the Company believes that overall operating expenses will increase as revenues increase.

     Operating Loss. The Company's operating loss for the three months ended September 30, 1998 was $193,009 versus $238,795 in 1997, representing a decrease of $45,786 or 19.17%. The decrease in operating loss was primarily attributed to a 41.85% increase in revenue. Management believes that operating results will continue to improve as revenues increase.

     Interest income (expense). Net interest income totaled $54,264 for the three months ended September 30, 1998 versus net interest expense of $174,375 in 1997. The decrease in net interest expense is attributable to an increase in interest income realized from investments made with the proceeds of the May 1998 sale of 1,137,000 Units of the Company's securities and a reduction in interest expense.

     Other income. Net other income decreased from $48,584 to $0 for the three months ended September 30, 1997, and September 30, 1998, respectively. This decrease in 1998 is due to the elimination of rental income associated with the Shaw Avenue capital lease. As previously reported, the Shaw Avenue capital lease was cancelled and rental income will be eliminated from other income in future reporting periods.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

     Net Revenues. For the nine months ended September 30, 1998, net revenues were $685,280 versus $550,969 in the same period of the prior year representing an increase of 24.38%. The Company increased sales and marketing efforts in the nine month period which resulted in the growth of Internet subscribers and web hosting and development revenue. The Company believes that revenues will continue to increase as: (1) additional marketing plans are implemented that focus on increasing name brand recognition and differentiation of products and services; (2) the number of network points of presence (POPs) are increased through internal network growth and the acquisition of other Internet Service Providers; (3) plans are developed and implemented for the external marketing of billing and technical support services to other ISPs; and (4) other computer oriented companies are acquired.

     Operating Expenses. For the nine months ended September 30, 1998, total operating expenses were $1,211,304 versus $1,317,519 in the same period of the prior year. This decrease of $106,215 or 8.06% is primarily attributed to the implementation of several cost reduction or cost containment steps. In the second quarter 1998, the Company successfully cancelled the Visalia, California office rental lease and the Shaw Avenue capital lease resulting in lower operating expenses in the third quarter 1998. The Company believes the cancellation of the capital lease will have a positive effect on future monthly operating expenses. However, the Company believes that operating expenses will increase as revenues increase.

     Operating  Loss.  The  Company's  operating  loss for the nine months ended
September 30, 1998, was $526,024 versus $766,550 in 1997, representing a decrease of $240,526 or 31.38%. The decrease in the operating loss was primarily attributed to increased revenue growth and a decrease in operating expenses. Management believes that operating results will continue to improve as revenues increase.

     Interest income (expense). Net interest expense totaled $606,317 for the nine months ended September 30, 1998, versus net interest expense of $204,747 for the same period in 1997. The increase in net interest expense of $401,570 is primarily attributable to the expensing of the remaining debt issuance costs of $562,333 in connection with the 1997 Bridge Loan financing which was repaid in May 1998. The interest expense was somewhat offset by the interest earned on cash and short term investments. The Company believes that the cancellation of the capital lease and the successful May sale of 1,137,000 Units of the Company's securities (one share of common stock plus one warrant to purchase one share of common stock) will substantially reduce future interest expense.

     Other income. Net other income decreased to $73,479 from $203,429 for the nine months ended September 30, 1998 and 1997, respectively. This decrease of $129,950 was primarily due to lower rental income generated by the Shaw Avenue building. The company believes that with the cancellation of the Shaw Avenue capital lease rental income will be eliminated from other income in future reporting periods.

Liquidity and Capital Resources

For the nine months ended September 30, 1998, the Company used $541,369 of cash for operating activities primarily as a result of a net loss for the period. The Company has working capital of $4,206,581 at September 30, 1998. The Company has obtained long-term financing through the May 1998 sale of 1,137,000 Units of the Company's securities (one share of common stock and one warrant) at $5.75. As of September 30, 1998, the Company had $4,118,837 in cash and cash equivalents and $232,949 of total liabilities.

Capital expenditures relating primarily to the purchase of computer equipment, furniture and fixtures, and software amounted to $46,202 for the nine months ended September 30, 1998. The capital investment is mainly in computer equipment to sustain future growth of the Company.

The Company acquired computer equipment under capital leases totaling $80,515 during the nine months ended September 30, 1998. The computer equipment acquired allows the Company to meet the requirements of their customers.

Associated with the cancellation of the Shaw Avenue capital lease, the Company agreed to purchase 15,112 shares of its common stock from the landlord. The stock was purchased in September for $77,165 ($5.11 per share) and was subsequently retired to the corporate treasury.

Part II. Other Information

Item 5. Other Information

System issues associated with the Year 2000

The Company has started an internal review of all computer systems, both hardware and software, to determine if the Company is Year 2000 compliant. The Year 2000 problem, also known as the Millennium Bug or Y2K, is the inability for a computer to process information consisting of dates on or after January 1, 2000. Overall, the Company believes it is devoting the necessary resources to address all the Year 2000 issues over which it has control.


Item 6. Exhibits and Reports on Form 8-K

None




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   ProtoSource Corporation,




         November 10, 1998                         /s/ Raymond J. Meyers
                                                   -----------------------------
                                                   Raymond J. Meyers
                                                   Chief Executive Officer