Form 10KSB
period 1998-12-31
PROTOSOURCE CORP
filed 1999-03-30
CIK 932772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal  year  ended  December  31,  1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the  transition  period from  _______________  to ________________

Commission File No. 33-86242


                             PROTOSOURCE CORPORATION
                  ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)


         California                                       77-0190772
-------------------------------                     ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)

2800 28th Street, Suite 170
Santa Monica, California                                      90405
----------------------------------------                     --------
(Address of principal executive offices)                    (Zip Code)



Issuer's telephone number:  (310) 314-9801

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

     As of February 28, 1999, 1,787,300 shares of the Registrant's no par value Common Stock were outstanding. As of February 28, 1999, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $12,511,100 based upon a closing bid price of $7.00 per share of Common Stock on the Nasdaq SmallCap Market.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The Registrant's revenues for its most recent fiscal year were $882,651.

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

Introduction

     The Company provides Internet access, Web development, Web hosting and related services to individuals, public agencies and businesses on a national level. The Company operates its own Internet network facilities in Central California and offers Internet access nationwide through two "backbone" providers with which it has agreements. As of December 31, 1998, the Company had approximately 3,700 subscribers for whom it provided Internet access. The Company seeks to acquire other small Internet providers in markets with populations less than 500,000. The Company believes that certain of these local Internet providers currently doing business in the Company's target markets may not be able to effectively manage the financial and administrative burdens imposed by the continuing consumer demand for local Internet services, unless these providers are integrated into larger, more diversified Internet products and services companies. The Company has addressed these kinds of financial and administrative burdens by (i) expanding its operations nationwide, (ii) developing diversified services similar to its larger competitors, such as special access packages for business and high speed access, and (iii) investing in automated billing and administrative systems. The Company believes these resources will not only allow it to compete effectively with larger access firms entering the Company's markets, but also will facilitate the Company's efforts to attract small Internet providers.

History

     From July 1988 until August 1996, the Company's primary business was to design, develop and market software programs (and related hardware) for the agri-business industry including produce broker accounting programs, product tracking programs, crop chemical usage reports, crop cost and billing systems and fruit accounting programs. The programs were packaged under the Company's "Classic" line of products and were divided by function, sophistication and the size of the customer. The Company also designed and sold customized computer system configurations which integrated hardware and software. The Classic product line together with the Company's design services and hardware and software sales is collectively referred to as the "Classic Line."

     In July 1995, the Company acquired ValleyNet Communications ("ValleyNet"), a small Internet access provider for $50,000 in cash and the issuance of 334 shares of the Company's Common Stock. At the time of its acquisition, ValleyNet operated out of one location in Fresno, California and had 250 subscribers. Since that time, the Company has increased its capacity to offer Internet services nationwide and increased its subscribers to 3,700 at December 31, 1998.

     In December 1996, the Company sold the Classic Line to a Canadian company for $300,000 in cash and an unsecured promissory note which the Company has not carried as an asset on its financial statements, due to the high degree of uncertainty as to the payment of the promissory note. As a part of the transaction, the Company received an exclusive worldwide license through December 2006 to market the Classic Line subject to the payment of a royalty of 16% of gross sales to the Canadian company. To date, the Company has not incurred any liability to pay royalties.

     In January 1997, the Company sold the remaining assets of the Classic Line to SSC Technologies, Inc. ("SSC") for $770,850 evidenced by a promissory note bearing interest at 10% per annum payable in January 2007, and the assumption by SSC of all the liabilities of the Classic Line and certain other liabilities, aggregating approximately $500,000. Under the terms of the asset sales agreement (the "Divestiture Agreement"), the Company acquired 25% of the outstanding Common Stock of SSC for $500,000 in cash (less $200,000 of liabilities which were paid by the Company and deducted from the $500,000) and the remaining 75% of the outstanding Common Stock was issued to other stockholders including Charles T. Howard, David L. Green, Ding Yang and Steven L. Wilson who were previously officers and directors of the Company (the "SSC Principals"). As part of the Divestiture Agreement, the SSC Principals also (i) canceled 900,000 shares of Convertible Preferred Stock held by them (and one other individual) which were previously exercisable into shares of Common Stock on a fifteen for one basis, (ii) agreed not to sell an aggregate of 30,300 shares of Common Stock owned by them until October 1999, (iii) agreed to sublease office space from the Company at a monthly rental of $12,000 through February 28, 1998, (iv) granted to Steven A. Kriegsman, a former director of the Company, an option to purchase up to 10,000 shares of Common Stock held by the SSC Principals at any time until October 2001, and (v) personally guaranteed, on a joint and several basis, the $770,850 promissory note and all other obligations of SSC to the Company.

     In May 1998, the Company sold 1,137,000 units of its securities at $5.75 per unit (the "May 1998 Public Offering"). Each unit consisted of one share of Common Stock and one redeemable Common Stock purchase warrant exercisable at $6.33 per share until May 13, 2003.

     In June 1998, the Company entered into a settlement agreement with SSC and the SSC Principals pursuant to which it settled certain claims asserted by it and the SSC Principals by accepting a $275,000 promissory note from the SSC Principals payable interest only until June 2000. The interest payable portion of the $275,000 promissory note is currently in default.

     The Company was incorporated in the State of California as SHR Corporation in July 1988, and changed its name to "ProtoSource Corporation" in October 1994. The Company's principal executive offices are located at 2800 28th Street, Suite 170, Santa Monica, California 90405, telephone (310) 314-9801.

Strategy

     The Company's strategy is to provide low cost direct Internet access and other Internet related products and services to subscribers or customers in target markets. The Company will seek to effectuate this strategy by acquiring small Internet providers, by expanding marketing operations in its existing markets, by offering Internet related products and services and by acquiring other computer oriented companies. The Company will also seek to generate additional revenues by (i) increasing monthly Internet access fees while offering additional Internet products and services, (ii) providing Internet consulting services, and (iii) generating marketing service fees from businesses seeking a Web site on the Internet. The Company believes that it can increase the profitability of its monthly access fees by developing economies of scale as a result of increasing total access subscribers and earning additional revenues from such subscribers by providing additional access services.

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

     Generating Marketing Service Fees. The Company designs and develops Web sites for its clients with sophisticated graphics to attract user attention. The Company also provides all necessary hardware and software and stores its clients' Web pages on its dedicated servers, which are monitored and maintained 24 hours a day, 365 days a year, to assure subscriber access.

Acquisition Strategies

     The Company will seek to acquire local Internet access providers in its target markets. The criteria for such acquisition candidates calls for attracting companies that (i) are located in markets with a population under 500,000, (ii) have been in business a minimum of one year, (iii) have at least 300 subscribers, (iv) have current owners and staff with strong technical backgrounds, (v) enjoy strong community contacts, and (vi) offer projected annual growth rates in excess of 200%. The Company may also acquire or enter into partnership or joint venture agreements with other small computer oriented companies.

Marketing

     The Company primarily markets to customers who are new to the Internet, and who seek to access information using point-and-click graphical interface. Affinity group marketing is conducted through a dedicated sales force consisting of two salesmen, one responsible for affinity group marketing in central
California, and the other responsible for marketing to affinity groups nationwide. The Company offers a discount on its monthly rates to affinity group members and pays a commission to the affinity group itself as a fund raising function for the affinity group. The Company also seeks customers by direct and telemarketing techniques, participating in industry trade shows and educational seminars and through referrals from existing customers. In addition, the Company seeks strategic alliances with computer retailers who offer Internet access fee discounts to their customers and through joint advertising efforts with television and radio stations.

Competition

     The Internet services business is highly competitive and there are few significant barriers to entry. Currently, the Company competes with a number of national and local California Internet service providers. In addition, a number of multinational corporations, including giant communications carriers such as AT&T, MCI, Sprint and some of the regional Bell operating companies, are offering, or have announced plans to offer, Internet access or on-line services. The Company also faces significant competition from Internet access consolidators such as Verio, Earthlink, MindSpring, and from on-line service firms such as America OnLine (AOL) and Prodigy. The Company believes that new competitors which may include computer software and services, telephone, media, publishing, cable television and other companies, are likely to enter the on-line services market.

     The ability of some of the Company's competitors to bundle Internet access software with other popular products and services could give those competitors an advantage over the Company. For example, MCI and PSI offer retail software packages and AOL and Prodigy bundle their software with new PCs.

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

Employees

     As of December 31, 1998, the Company employed 19 full-time employees and two part time employees. The Company believes it maintains good relations with its employees. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement.

Year 2000 Issues

     The Year 2000 issue revolves around the inability of many computer systems to correctly process dates after December 31, 1999. In the 1960s and 1970s, computer storage and memory were very expensive. To conserve resources and space, programmers stored year information as two digits instead of four (e.g., "59" rather than "1959"). Beginning in the year 2000, these date fields will need to accept four digit entries to distinguish 21st century dates from 20th century (or earlier) dates. As a result, computer systems and/or software products used by many companies may need to be upgraded to comply with Year 2000 requirements.

     As defined by the Company, Year 2000 compliance refers to applications and systems which are capable of correct identification, manipulation and calculation using dates outside the 1900-1999 year range and have been tested as such. In this regard, the Company recognizes the complexity and significance of the Year 2000 issue and has created a project team comprised of internal personnel to identify products and systems where the Year 2000 problem may exist and to renovate, replace or retire those products or systems. The Company has set September 30, 1999, as the target date for Year 2000 compliance for all of its major systems. The Company's Year 2000 compliance plan consists of four phases: inventory, assessment, correction and testing. The Company is currently in the assessment phase.

     Taking inventory of the Company's entire business environment is the first step in determining what additional steps need to be taken to successfully transition the Company into the year 2000. The information compiled in the inventory phase will be used to organize the next phase, assessment, in which manufacturers of all inventoried items will be contacted to ascertain which elements are Year 2000 compliant and which are not. Additionally, the Company is gathering information about third party vendors and suppliers regarding their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000. The assessment phase will in turn define what corrective action is necessary and how time-consuming it will be.

     Correction will consist of upgrading,  replacing or repairing  hardware and
software  as   appropriate.   Testing  and  validation  of  systems  will  begin
immediately as components are brought into compliance.

     Presently, the Company believes that the cost of addressing Year 2000 issues is not material to its future business, operating results or financial position. However, the Company cannot predict whether third parties' inability to meet their critical completion dates will adversely impact the Company's September 30, 1999 target date. Further, in the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. Moreover, the Company's expectations that it will be able to upgrade its systems to address the Year 2000 issue and its expectation regarding associated costs are forward-looking statements, and, as such, subject to a number of risks and uncertainties.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     In September 1994, the Company acquired, under a 20-year non-cancelable capital lease, an office building, including land and improvements, located at 2580 West Shaw, Fresno, California 93711. In June 1998, the landlord canceled the lease at the Company's request in exchange for a cash payment of $150,000 and delivery of the Company's 25% Common Stock interest in SSC.

     The Company leases approximately 400 square feet for its corporate office space at 2800 28th Street, Suite 170, Santa Monica, California 90405 on a month-to-month lease for $1,025 per month. The Company also leases 4,000 square feet of space for its offices and operating facilities at 2300 Tulare Street, Suite 210, Fresno, California 93721. The lease term is five years, ending May 2002 and requires minimum annual payments of $40,250 increasing every year to a maximum of $55,375 in 2002.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The Company's Common Stock traded on the Nasdaq SmallCap Market under the symbol "PSCO" from February 9, 1995, until July 10, 1996, when it was delisted from Nasdaq and commenced trading on the Electronic Bulletin Board under the symbol "PSCO." In May 1998, the Common Stock was again listed on the Nasdaq SmallCap Market under the symbol "PSCO."

     The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Common Stock as reported by Nasdaq and the Electronic Bulletin Board but does not include retail markup, markdown or commissions.

                                                                  Price
                                                             -------------
By Quarter Ended:                                            High      Low
-----------------                                            ----      ---

March 31, 1999 (through February 28, 1999) ................ $7.25      $6.25

December 31, 1998 ......................................... $6.75      $5.38
September 30, 1998 ........................................ $5.50      $5.38
June 30, 1998 ............................................. $6.50      $5.38
March 31, 1998 ............................................ $5.81      $5.25

December 31, 1997 ......................................... $6.50      $5.00
September 30, 1997 ........................................ $6.30      $5.25
June 30, 1997 ............................................. $5.50      $3.15
March 31, 1997 ............................................ $4.65      $3.15

     As of February 28, 1999, the Company had approximately 900 record and beneficial stockholders.

Dividend Policy

     The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

     The Company provides Internet access and related services to individuals, public agencies and businesses nationwide. As of December 31, 1998, the Company had 3,700 subscribers for whom it provided Internet access.

Results of Operations

Year Ended December 31, 1998 vs. Year Ended December 31, 1997

     Net Sales

     For calendar 1998, Internet services revenues were $882,651 versus $749,796 in calendar 1997, an increase of 17.7%. The increase in revenue is primarily due to an increase in the Internet access subscriber base and Web development projects. Management believes revenues will continue to increase as the Company
(i) develops and implements marketing programs focusing on increasing name brand recognition and differentiation of service offerings (i.e., Internet access, Web site development and electronic commerce), and (ii) by entering into agreements with or acquiring other computer oriented companies.

     Operating Expenses

     1998 operating expenses totaled $2,068,145 versus $1,818,698 in 1997. This increase of $249,447 is primarily attributed to higher bad debt expense, network lines, salary, legal, and advertising costs. The increase in network lines expense of $81,370 is attributed to the expansion of the local Internet serving area. Two new points of presence (POPs) were added during the year. Bad debt expeense totaled $211,628 and was primarily attributed to a note receivable of $273,000 that was deemed not collectable. The Company incurred approximately $40,000 of legal fees associated with acquisition activities. In June 1998, the Company canceled its Shaw Avenue Capital lease and its Visalia, California lease resulting in lower depreciation, utility and property tax expense in the second half of the year. Management has implemented several cost reduction or containment steps but believes that operating expenses will increase as revenues increase.

     Operating Loss

     The Company's 1998 operating loss totaled $1,185,494 versus $1,068,902 in 1997. This increase in operating loss of $116,592 is primarily attributed to bad debt expense of $211,628 and lower than expected Internet access revenue growth. Management believes that operating results will improve as revenues increase.

     Interest Expense (Net)

     Net interest expense for 1998 totaled $577,261 versus $546,607 in 1997. $561,059 of the 1998 interest expense total of $705,021 is attributable to the expensing of 1998 debt issuance cost of $527,333 and associated interest expense in connection with the 1997 Bridge Loan financing of $33,726. The majority of the remaining 1998 interest expense ($114,143) is associated with the Shaw Avenue capital lease that was canceled in June 1998. The interest expense was somewhat offset by the interest earned on cash or short term investments of $127,760. The Company believes that the cancellation of the capital lease and the successful May 1998 sale of 1,137,000 units of the Company's securities (one share of Common Stock and one warrant to purchase one share of Common Stock) will substantially reduce future interest expense.

     Other Income

     Net other income decreased from $218,959 in 1997 to $73,479 in 1998. Net other income for 1998 is comprised entirely of rental income on the sublease of the Company's office building. The decrease of $145,480 net other income is a result of the June 1998 cancellation of the Company's Shaw Avenue capital lease. Management believes that with the cancellation of the Shaw Avenue capital lease rental income will be eliminated from Other Income in future reporting periods.

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

     Interest Expense (Net)

     Net interest expense for 1997 totaled $546,607 versus $268,721 in 1996. The increase of $277,886 is attributable to obtaining bridge loan financing in the amount of $750,000. This net interest expense includes the amortization of debt issuance costs of $320,167 in connection with the issuance of 150,000 shares of Common Stock in the Bridge Loan, commissions of $97,500 and Bridge Loan interest expense of $45,049. The interest expense was somewhat offset by the interest earned on cash and short term investments of $77,399.

     Other Income

     1997 net other income increased to $218,959 from $146,122 in 1996. This increase of $72,837 is a result of the rental income generated by the Company's Shaw Avenue office building and miscellaneous sales. Net other income for 1997 is comprised entirely of rental income on the sub-lease of the Company's office building. Rental income recognized from SSC totals $144,000, all of which was collected in 1997.

Liquidity and Capital Resources

     For the year ended December 31, 1998, the Company used cash of $798,167 for operating activities. The Company had a working capital of $3,769,731 at December 31, 1998. This surplus is primarily attributed to the May 1998 sale of 1,137,000 units of the Company's securities (one share of Common Stock and one warrant to purchase one share of Common Stock) at $5.75. As of December 31, 1998, the Company had $3,885,884 in cash and cash equivalents and $351,025 of total liabilities.

     Capital expenditures relating primarily to the purchase of computer equipment, furniture, fixtures and other assets amounted to $54,082 and $77,552 for the years ended December 31, 1998 and 1997, respectively. The capital investment is mainly in computer equipment to sustain the future growth of the Company.

     The Company acquired computer equipment under capital leases totaling $80,515 for its Internet operations during the year ended December 31, 1998. The computer equipment acquired allows the Company to meet the requirements of their customers.

     In connection with the cancellation of the Shaw Avenue capital lease, the Company agreed to purchase 15,112 shares of its Common Stock from the landlord. The stock was purchased in September 1998 for $77,165 ($5.11 per share) and was subsequently retired to the corporate treasury.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                             PROTOSOURCE CORPORATION


                          INDEX TO FINANCIAL STATEMENTS



Financial Statements                                                      Page
--------------------                                                      ----

 Independent Auditors' Report                                             F-2

 Balance Sheet as of December 31, 1998                                    F-3

 Statements of Operations for the years ended
  December 31, 1998 and 1997                                              F-5

 Statements of Changes in Stockholders' Equity for the
  years ended December 31, 1998 and 1997                                  F-6

 Statements of Cash Flows for the years ended
  December 31, 1998 and 1997                                              F-7

 Notes To Financial Statements                                            F-9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
ProtoSource Corporation


We have audited the accompanying balance sheet of ProtoSource Corporation as of December 31, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProtoSource Corporation as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.




                                                Angell & Deering
                                                Certified Public Accountants

Denver, Colorado
February 18, 1999

                             PROTOSOURCE CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 1998



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $ 3,885,884
  Accounts receivable - trade, net of allowance
   for doubtful accounts of $7,500                                       54,099
  Prepaid expenses and other                                             96,258
                                                                    -----------

         Total Current Assets                                         4,036,241
                                                                    -----------
Property and Equipment, at cost:
  Equipment                                                             944,776
  Furniture                                                             122,083
  Leasehold improvements                                                  2,956
                                                                    -----------
                                                                      1,069,815
  Less accumulated depreciation and amortization                       (655,543)
                                                                    -----------

         Net Property and Equipment                                     414,272
                                                                    -----------
Other Assets:
  Goodwill, net of accumulated amortization
   of $4,839                                                             16,406
  Note receivable, net of allowance for uncollectibility
   of $273,000                                                             --
  Deposits                                                               15,824
                                                                    -----------

         Total Other Assets                                              32,230
                                                                    -----------

         Total Assets                                               $ 4,482,743
                                                                    ===========






                     The accompanying notes are an integral
                       part of these financial statements.

                             PROTOSOURCE CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 1998




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                 $    121,718
  Accrued expenses:
    Payroll taxes and wages                                              50,309
    Other                                                                10,288
  Deferred revenue                                                       13,747
  Current portion of long-term debt                                      70,448
                                                                   ------------

         Total Current Liabilities                                      266,510
                                                                   ------------
Long-Term Debt, net of current portion above:
  Obligations under capital leases                                      154,963
  Less current portion above                                            (70,448)
                                                                   ------------

         Total Long-Term Debt                                            84,515
                                                                   ------------

Commitments and contingencies                                              --

Stockholders' Equity:
  Preferred stock, no par value; 5,000,000 shares
   authorized, none issued and outstanding                                 --
  Common stock, no par value; 10,000,000 shares
   authorized, 1,787,300 shares issued and outstanding               10,884,194
  Additional paid in capital                                             10,658
  Accumulated deficit                                                (6,763,134)
                                                                   ------------

         Total Stockholders' Equity                                   4,131,718
                                                                   ------------

         Total Liabilities and Stockholders' Equity                $  4,482,743
                                                                   ============














                     The accompanying notes are an integral
                       part of these financial statements.

                             PROTOSOURCE CORPORATION
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                      1998              1997
                                                  -----------       -----------
Net Revenues:
 Internet service fees and other                  $   882,651       $   749,796
                                                  -----------       -----------

       Total Revenues                                 882,651           749,796

Operating expenses                                  2,068,145         1,818,698
                                                  -----------       -----------

       Operating Loss                              (1,185,494)       (1,068,902)
                                                  -----------       -----------

Other Income (Expense):
 Interest income                                      127,760            77,399
 Interest expense                                    (705,021)         (624,006)
 Rent and other income                                 73,479           218,959
 Loss on disposal of assets                            (6,953)           (2,018)
 Other, net                                              --                 368
                                                  -----------       -----------

       Total Other Income (Expense)                  (510,735)         (329,298)
                                                  -----------       -----------

Loss From Operations Before
 Provision For Income Taxes                        (1,696,229)       (1,398,200)

Provision for income taxes                               --              72,350
                                                  -----------       -----------

Net Loss                                          $(1,696,229)      $(1,470,550)
                                                  ===========       ===========

Net Loss Per Share of Common Stock:
  Basic                                           $     (1.24)      $     (2.49)
  Diluted                                         $     (1.24)      $     (2.49)

Weighted Average Number of
 Common Shares Outstanding:
  Basic                                             1,365,484           589,702
  Diluted                                           1,365,484           589,702












                     The accompanying notes are an integral
                       part of these financial statements.

                                              PROTOSOURCE CORPORATION
                                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                         Common Stock                  Additional
                                                  ------------------------              Paid In              Accumulated
                                                  Shares            Amount               Capital               Deficit
                                                  ------            ------               -------               -------

Balance at December 31, 1996                    515,333          $  4,839,485          $       --           $ (3,596,355)

Issuance of common stock                           --                     970                  --                   --

Issuance of common stock in
 connection with bridge loans                   150,000               750,000                  --                   --

Net loss                                           --                    --                    --             (1,470,550)
                                           ------------          ------------          ------------         ------------

Balance at December 31, 1997                    665,333             5,590,455                  --             (5,066,905)

Issuance of common stock and
 warrants in public offering
 (net of offering costs of
 $1,166,846)                                  1,137,000             5,370,904                  --                   --

Repurchase of common stock
 for cash                                       (15,112)              (77,165)                 --                   --

Issuance of fractional shares
 from 1997 stock splits                              79                  --                    --                   --

Issuance of stock options
 to Directors                                      --                    --                  10,658                 --

Net loss                                           --                    --                    --             (1,696,229)
                                           ------------          ------------          ------------         ------------

Balance at December 31, 1998                  1,787,300          $ 10,884,194          $     10,658         $ (6,763,134)
                                           ============          ============          ============         ============


















                                      The  accompanying  notes  are an  integral
                                        part of these financial statements.

                                                        F-6

                                           PROTOSOURCE CORPORATION
                                          STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                               1998                    1997
                                                                           -----------             -----------
Cash Flows From Operating Activities:
  Net loss                                                                 $(1,696,229)            $(1,470,550)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
    Depreciation and amortization                                              748,917                 544,670
    Provision for bad debts                                                    173,000                 107,500
    Deferred income taxes                                                         --                    71,550
    Compensation from issuance of stock options to Directors                    10,658                    --
    (Gain) loss on disposal of equipment                                          --                     2,018
    Loss on termination of capital lease                                         6,953                    --
    Changes in operating assets and liabilities:
     Accounts receivable                                                       (31,609)                 20,563
     Inventories                                                                  --                     8,980
     Deposits and other assets                                                 (34,550)                 12,586
     Accounts payable                                                           25,611                 (99,587)
     Accrued liabilities                                                       (14,665)               (191,966)
     Customer deposits                                                            --                    (1,500)
     Deferred revenue                                                           13,747                    --
                                                                           -----------             -----------

Net Cash (Used) By Operating Activities                                       (798,167)               (995,736)
                                                                           -----------             -----------

Cash Flows From Investing Activities:
  Purchase of property and equipment                                           (54,082)                (77,552)
  Payment for termination of capital lease                                    (150,000)                   --
  Increase in note receivable                                                  (24,999)                   --
  Receipt of principal on note receivable                                      250,817                 207,579
                                                                           -----------             -----------

Net Cash Provided By Investing Activities                                       21,736                 130,027
                                                                           -----------             -----------

Cash Flows From Financing Activities:
  Payments on notes payable                                                   (828,095)                (73,447)
  Proceeds from borrowing                                                         --                   750,000
  Issuance of common stock                                                   6,537,750                     970
  Offering costs incurred                                                   (1,068,323)                (98,523)
  Debt issuance costs incurred                                                    --                   (97,500)
  Purchase of common stock                                                     (77,165)                   --
                                                                           -----------             -----------

Net Cash Provided By Financing Activities                                    4,564,167                 481,500
                                                                           -----------             -----------







                                      The  accompanying  notes  are an  integral
                                        part of these financial statements.

                                                        F-7




                                              PROTOSOURCE CORPORATION
                                             STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                       1998                   1997
                                                                    ----------             ----------

Net Increase (Decrease) in Cash and Cash Equivalents                $3,787,736             $ (384,209)

Cash and Cash Equivalents at Beginning of Year                          98,148                482,357
                                                                    ----------             ----------

Cash and Cash Equivalents at End of Year                            $3,885,884             $   98,148
                                                                    ==========             ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                        $  222,737             $  258,790
    Income taxes                                                         1,600                    800

Supplemental Disclosure of Noncash
  Investing and Financing Activities:
   Acquisition of equipment under capital leases                    $   80,515             $   69,959
   Issuance of common stock in connection with financing                  --                  750,000



















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

          On April 25, 1997, the Company's shareholders adopted a resolution approving a three for two reverse stock split of the issued and outstanding common shares, effective April 25, 1997. All share information and per share date have been retroactively restated for all periods presented to reflect the reverse stock splits.

     Revenue Recognition
     -------------------
          Revenue from the Internet operations is recognized over the period the services are provided. Deferred revenue consists primarily of monthly subscription fees billed in advance. Advance payments for web development services received prior to completion of the services performed are also recorded as deferred revenue until the services are completed.

     Cash and Cash Equivalents
     -------------------------
          For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Property and Equipment
     ----------------------
          Depreciation and amortization of equipment, furniture and vehicles are computed using the straight-line method over estimated useful lives of three to seven years. Assets held under capital lease obligations, are amortized using the straight-line method over the shorter of the useful lives of the assets or the term of the lease. Depreciation of property and equipment charged to operations was $220,168 and $223,086 for the years ended December 31, 1998 and 1997, respectively.

     Amortization
     ------------
          Goodwill is being amortized using the straight-line method over an estimated useful life of 15 years.

          Debt issuance costs are being amortized using the straight-line method over the fifteen month term of the loans.

     Investment
     ----------
          The Company has a 25% ownership interest in SSC Technologies, Inc. ("SSC"). The Company received the equity interest in connection with the divestiture of three operating divisions of the Company in 1996. The cost of its investment is $-0-, and since the Company does not have the ability to exercise influence over operating and financial policies of SSC, the Company is accounting for its investment in SSC utilizing the cost method of accounting. Under the cost method, net accumulated earnings of an investee subsequent to the date of investment are recognized by the investor only to the extent

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------------------
     Investment (Continued)
     ---------------------
          distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of the cost of the investment. The Company disposed of its investment in connection with the termination of its capital lease for its former office building.

     Deferred Offering Costs
     -----------------------
          In connection with the Company's public offering (Note 4), costs incurred to complete the offering were deferred and have been offset against the proceeds of the offering which was completed in May 1998.

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

          The basic and diluted earnings per share are the same since the Company had a net loss for 1998 and 1997 and the inclusion of stock options and other incremental shares would be antidilutive. Options and warrants to purchase 1,673,333 and 277,334 shares of common stock

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------------------
     Net Income (Loss) Per Share of Common Stock (Continued)
     -------------------------------------------------------
          at December 1998 and 1997, respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

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

3. Long-Term Debt
   --------------
     Long-term debt consists of the following:

     Obligations Under Capital Leases
     ---------------------------------
        11.1% to 23.0% installment notes due in 1999
        to 2001, collateralized by equipment.                   $ 154,963
                                                                ---------

            Total Long-Term Debt                                  154,963
            Less current portion of long-term debt                (70,448)
                                                                ---------

            Long-Term Debt                                       $ 84,515
                                                                 ========


          Installments due on debt principal, including the capital leases, at December 31, 1998 are as follows:

          Year Ending
          December 31,
             1999                                                $ 70,448
             2000                                                  63,441
             2001                                                  21,074
                                                                 --------
             Total                                               $154,963
                                                                 ========

3. Income Taxes
   ------------
     The components of the provision for income taxes are as follows:

                                                       1998               1997
                                                    ---------           --------
             Current:
                 Federal                            $      --           $     --
                 State                                     --                800
                                                    ---------           --------
                   Total                                   --                800
                                                    ---------           --------
             Deferred:
                 Federal                                   --             60,635
                 State                                     --             10,915
                                                    ---------            -------
                   Total                                   --             71,550
                                                    ---------            -------

             Total Provision For Income Taxes       $      --            $72,350
                                                    =========            =======

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


3. Income Taxes (Continued)
   ------------------------
          The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:

                                                           1998         1997
                                                           ----         ----
             Federal statutory rate                        (25)%        (25)%
             State franchise taxes,
              net of federal benefits                       (4)          (4)
             Valuation allowance                            29           29
                                                         -----        -----

                 Total                                      --%          --%
                                                         =====        =====

          Significant components of deferred income taxes as of December 31, 1998 are as follows:

             Net operating loss carryforward                   $ 1,876,900
             Vacation accrual                                        6,500
             Allowance for bad debts                                96,200
                                                              ------------

             Total deferred tax asset                            1,979,600
                                                              ------------

             Accelerated depreciation                              (32,300)
                                                              ------------

             Total deferred tax liability                          (32,300)
             Less valuation allowance                           (1,947,300)
                                                              ------------

             Net Deferred Tax Asset                           $         --
                                                              ============

          The Company has assessed its past earnings history and trends, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $1,947,300 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $516,420. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

          At December  31,  1998,  the Company  had federal and  California  net operating loss carryforwards of approximately $6,500,000 and $3,300,000, respectively. Such carryforwards expire in the years 2007 through 2018 and 1999 through 2003 for federal and California purposes, respectively.

4. Stockholders' Equity
   --------------------
     Public Stock Offering
     ---------------------
          The closing for the Company's secondary offering occurred on May 20, 1998. The Company sold 1,137,000 units of the Company's securities at $5.75 per unit and paid the Underwriter a 10% commission and a 3% non-accountable expense allowance. Each unit consisted of one share of the Company's common stock and one redeemable common stock purchase warrant. Each warrant is exercisable to purchase one share of common stock at $6.33 per share until May 13, 2003 and may be redeemed by the Company anytime after May 13, 1999 if the closing price of the Company's common stock is at least $8.63 per share for 20 consecutive trading days.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


4. Stockholder's Equity (Continued)
   --------------------------------
     Public Stock Offering (Continued)
     ---------------------------------
          In connection with the offering, the Company issued the Underwriter a warrant, for $10, to purchase up to 105,000 units which are exercisable at $9.49 per unit (equal to 165% of the public offering price of the Units). The Underwriter's warrant is exercisable for a period of four years beginning May 13, 1999. The units subject to the Underwriter's warrant are identical to the units sold to the public. The Company has also retained the Underwriter as a financial consultant for a period of one year at a monthly fee of $5,000 (a total of $60,000) which was paid in full upon completion of the Offering.

5. Preferred Stock
   ---------------
          The authorized preferred stock of the Company consists of 5,000,000 shares, no par value. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval.

6. Stock Options and Warrants
   --------------------------
     Incentive Stock Option Plan
     ---------------------------
          In November 1994, the Company's Board of Directors authorized and the shareholders approved, a stock option plan which provides for the grant of incentive and nonqualified options to eligible officers and key employees of the Company to purchase up to 150,000 shares of the Company's common stock. The purchase price of such shares shall be at least equal to the fair market value at the date of grant. Such options vest at the discretion of the Board of Directors. The stock option plan expires in 2004. No options were granted under the Plan prior to 1998. Under the Company's stock option plan, outstanding options vest over three years from the grant date.

          The following table contains information on the stock options under the Company's plan for the year ended December 31, 1998. The outstanding agreements expire from May 2004 to December 2004.

                                                  Number of    Weighted Average
                                                   Shares       Exercise Price
      Options outstanding at December 31, 1997          --         $   --
       Granted                                      56,750           5.75
       Exercised                                        --             --
       Canceled                                     (2,750)          5.75
                                                   -------          -----

      Options outstanding at December 31, 1998      54,000          $5.75
                                                   =======          =====

     Financing Warrants
     ------------------
          As a part of a restructuring of its operations in 1996, the Company granted an Underwriter and a financial consulting firm warrants to purchase common stock. The warrants are exercisable at $3.75 per share for a four year period through October 31, 2001. As of December 31, 1998, 186,666 warrants are outstanding.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


6. Stock Options and Warrants (Continued)
   -------------------------------------
     Employment Warrants
     -------------------
          The Company issued 36,667 warrants to its Chief Executive Officer in connection with his employment agreement in November 1996. The warrants vest as to 13,333 warrants on January 1, 1997, 13,334 on January 1, 1998 and 10,000 on January 1, 1999. The warrants are exercisable at $3.75 per share at any time through October 2001.

     Board of Directors Options
     --------------------------
          The Company issued 45,000 stock options to its three Non-Employee Directors in October 1998. The options vest over a three year period and are exercisable at $6.00 per share and the options are for a five year term.

     Underwriter Warrants
     --------------------
          In connection with the Company's IPO in 1995, the Company issued the Underwriter a warrant to purchase 4,000 shares of the Company's securities. The warrant is exercisable until February 9, 2000 at a price of $99.00 per share.

     Warrants From Secondary Offering
     --------------------------------
          The Company issued warrants in connection with a secondary offering of its common stock (Note 4).

7. Commitments and Contingencies
   -----------------------------
     Leases
     ------
          The Company leases certain computer equipment and furniture and fixtures under noncancellable capital leases. The Company leases its
          facilities  and  certain  computer   equipment  under   noncancellable
          operating leases.

          The following is a schedule of future minimum lease payments at December 31, 1998 under the Company's capital leases (together with the present value of minimum lease payments) and operating leases that have initial or remaining noncancellable lease terms in excess of one year:



       Year Ending                         Capital       Operating
      December 31,                         Leases         Leases        Total
      ------------                         ------         ------        -----
         1999                              $ 91,856       $ 53,841     $145,697
         2000                                73,493         54,918      128,411
         2001                                22,375         56,016       78,391
         2002                                    --         23,340       23,340
                                           --------       --------     --------

 Total Minimum Lease
  Payments                                  187,724       $188,115     $375,839
                                                          ========     ========

 Less amount representing interest          (32,761)
                                           --------
 Present Value of Net Minimum
  Lease Payments                           $154,963
                                           ========

          Rent expense amounted to approximately $62,703 and $69,806 for the years ended December 31, 1998 and 1997, respectively.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


7. Commitments and Contingencies (Continued)
   -----------------------------------------
     Leases (Continued)
     ------------------
          Leased equipment under capital leases as of December 31, 1998 is as follows:

             Equipment                                             $ 281,918
             Less accumulated amortization                          (120,914)
                                                                   ---------
             Net Property and Equipment Under Capital Lease        $ 161,004
                                                                   =========

     The Year 2000
     -------------
          The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Costs of addressing potential problems are expensed as incurred and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. While the Company does not at this time anticipate significant problems with suppliers and customers, it is developing contingency plans with these third parties due to the possibility of compliance issues.

8. Stock-Based Compensation Plans
   ------------------------------
          The Company adopted SFAS No. 123 during the year ended December 31, 1996. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the following pro forma amounts:

                                                        1998            1997
                                                     -----------    ------------
          Net Loss:
            As reported                              $(1,696,229)   $(1,470,550)
            Pro forma                                $(1,732,742)   $(1,507,063)

          Net Loss Per Share of Common Stock:
            As reported                              $     (1.24)   $     (2.49)
            Pro forma                                $     (1.27)   $     (2.56)

          These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 1998:

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


8. Stock-Based Compensation Plans (Continued)
   -----------------------------------------
                                                            1998
                                                            ----
             Risk free interest rate                          5.28%
             Expected life                                5.0 years
             Expected volatility                             41.25%
             Expected dividend yield                             0%

          The Company did not grant any stock options in 1997.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation plans.

          The weighted average fair value price of options granted in 1998 was $2.48.

          The  following  table   summarizes   information   about   stock-based
          compensation plans outstanding at December 31, 1998:


                                              Options Outstanding                           Options Exercisable
                                              -------------------                           -------------------

                                                   Weighted
                                                    Average         Weighted                             Weighted
                Range of                           Remaining         Average                              Average
                Exercise           Number         Contractual       Exercise            Number           Exercise
                 Prices          Outstanding      Life-Years          Price           Exercisable          Price
                 ------          -----------      ----------          -----           -----------          -----
                 $5.75             54,000            5.50             $5.75                --                --
                 =====             ======            ====             =====               ====              ====

     Compensation Expense
     --------------------
          The Company recorded compensation expense of $10,658 and $-0- for the years ended December 31, 1998 and 1997, respectively, for the value of certain options granted to Non-Employee Directors of the Company. The valuation of the options and warrants granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

9. Concentration of Credit Risk
   ----------------------------
          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash equivalents and short term investments with high credit quality financial institutions and limits its credit exposure with any one financial institution. The Company provides credit, in the normal course of business, to a large number of companies in the Internet services industry. The Company's accounts receivable are due from customers located primarily in central California. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have not exceeded management's expectations.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


10. Sale of Software
    ----------------
          In December 1995, the Company entered into an agreement to sell its "Classic" Software to a Canadian Limited Partnership (the "Partnership") for a promissory note in the amount of $8,080,000. The Partnership acquired all of the Company's interest in the Classic Software defined as follows; all existing and future updates, upgrades additions, improvements and enhancements and any new versions of the software. The Partnership sold limited partnership units in Canada and the promissory note was replaced by cash and promissory notes as the units were sold.

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

          Since the Company was responsible for maintaining, upgrading and developing future revisions of the Software, the transaction was not accounted for as a sale by the Company. In addition, the notes receivable were not recorded by the Company as a result of their long-term nature and they are primarily expected to be repaid as the Company sells software to third parties and makes payments to the Partnership pursuant to terms of the Distribution Agreement. Therefore, repayment will only occur out of revenue generated by the Company. This transaction was accounted for by the Company on a cost recovery basis and the cash received from the Partnership reduced the capitalized software costs since the Company, in essence, retained substantially all rights of ownership.

          The software and all rights to the above agreements were sold by the Company in connection with the divestiture of the software development division in 1996.

11. Employee Benefit Plan
    ----------------------
          Effective May 29, 1997, the Company adopted a 401(K) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made matching contributions of $3,070 and $1,799 for the years ended December 31, 1998 and 1997, respectively. Company contributions vest as follows:

             Years of Service                                 Percent Vested
             ----------------                                 --------------
                     1                                              33%
                     2                                              66%
                     3                                             100%

12. Fair Value of Financial Instruments
    -----------------------------------
          Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


12. Fair Value of Financial Instruments (Continued)
    -----------------------------------------------
          significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 1998:

                                                            1998
                                                 ---------------------------
                                                  Carrying         Estimated
                                                   Amount         Fair Value
                                                 ----------       ----------
            Financial Assets:
             Cash and cash equivalents           $3,885,884       $3,885,884

            Financial Liabilities:
             Long-term debt                         154,963          154,963

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-----------------------------------------------------------------------

Officers and Directors

     The name, age and position of each of the Company's executive officers and directors are set forth below:

                                                                     Officer/
                                                                     Director
        Name                Age            Position                   Since
--------------------------------------------------------------------------------

Raymond J. Meyers        42          Chief Executive Officer          1996
                                     Chief Financial Officer
                                     and Director

David A. Appell          35          Director                         1997

Andrew Stathopoulos      49          Director                         1998

William Conis            52          Director                         1998


     Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. Board members receive $100 per hour for time expended on behalf of the Company including attendance at Board meetings. The Company's audit committee is composed of all four members of its Board of Directors. The Company's compensation committee is composed of Messrs. Stathopoulos and Conis.

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

     David A. Appell became a Director of the Company in September 1997. Since January 1997, he has served as an investment banker first for the underwriter of the Company's May 1998 public offering and subsequently, for Mercury Equity. Since February 1992, he has also been engaged in the private practice of law. Mr. Appell also serves as a director of Allied Capital Services, LLC, a consulting firm which provides financing and real estate development services. From April 1996 to January 1997 he served as Managing Director of Investment Banking for R.D. White & Co., Inc. Mr. Appell is the General Partner of HPH Capital Growth L.P., a New York Limited Partnership created to raise and manage funds for equity investments. From December 1993 through April 1996 he served as house counsel for Comart, Inc., an introducing broker registered with the commodities futures trading commission. Mr. Appell received a Judicial Doctorate degree from Cardozo Law School and holds a BBA in Accounting from Pace University. He is a Member of the New York State Bar and New Jersey State Bar. He is a registered options principal, general securities representative, uniform securities agent and general securities principal. He is also registered as a commodity trading advisor and commodity pool operator.

     Andrew Stathopoulos has over 25 years experience in finance, operations, marketing, mergers and acquisitions, engineering, manufacturing and consulting. In March 1998, he joined the Bank of New York as a Vice President to launch a software and hardware vendor management program. He is also currently involved in the Bank's efforts to meet Year 2000 compliance. From 1996 to 1997, he was Vice President of Finance for New Alliance Corp., an emerging markets investment bank specializing in Eastern Europe. He was responsible for financial reporting, internal audit and controls, mid-office and back-office operations, information systems, and management reporting. From 1994 to 1996, he was Vice President of Business Development for Nautical Technology Corp., an independent software developer for the maritime industry. He was responsible for developing and implementing a new marketing and sales program, seeking strategic partners and providing general business advice. Also, from 1994 to 1996, he was Vice President of Business Development for Interbank of New York, a Greek commercial bank where he was responsible for identifying and marketing new products and pursuing new business opportunities. From 1992 to 1994, he was the Vice President of Finance and Administration for Societe Generale Energie, an oil trading products firm. He was responsible for establishing financial controls, accounting and reporting procedures; monitoring cash flow and working capital requirements; managing human resources administration; and dealing with auditors, insurers and vendors. From 1989 to 1991, he was a principal of Forest Development, a privately-held investment and consulting group. From 1985 to 1989, he was the Director of Business Development and Planning for Empire Blue Cross and Blue Shield, a leading health insurer. From 1977 to 1985, he was Director of Assets Management for Ogden Corporation, a diversified conglomerate. From 1973 to 1977, he held positions in finance, planning and engineering for International Paper, a leading manufacturer of paper and wood products. Mr. Stathopoulos holds a BS degree in Industrial Engineering and an MBA degree in Finance and International Business, both from Columbia University.

     William Conis has been Vice President--Eastern Region of Hitachi Data Systems since July 1997, and was Hitachi's New York-based District Manager from July 1995 to July 1997. From 1984 to July 1995, Mr. Conis was a senior consultant for the Kappa Group. He earned a Bachelor's degree and Master's degree in Electrical Engineering from New York University in 1968 and 1971, respectively.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     None of the Company's executive officers or directors currently receive compensation in excess of $100,000 per year except Mr. Meyers, the Company's Chief Executive Officer, who receives a salary of $140,000 per year pursuant to an Employment Agreement which expires on June 30, 1999. The Employment Agreement also provides for (i) a cash bonus to Mr. Meyers of up to 20% of his salary based upon certain increases in the Company's revenues and (ii) the issuance of 10,000 stock options exercisable at $6.00 per share for each increase of 3,500 in the number of the Company's Internet access subscribers. In connection with his employment, Mr. Meyers was also granted options to purchase 36,667 shares of Common Stock vesting over a three year period at $3.75 per share exercisable at any time until October 2001. Other than Mr. Meyers, no executive officer or director received compensation in excess of $100,000 for the calendar years ended December 31, 1998 or 1997. Compensation for all officers and directors as a group for the calendar year ended December 31, 1998, aggregated $158,753.

     The following table discloses certain compensation paid to the Company's Chief Executive Officer for the calendar years ended December 31, 1998 and 1997.


                                   Summary Compensation Table

                                                                             Long Term Compensation
                               Annual Compensation                           Awards          Payouts
                               -------------------                           ------------------------
    (a)          (b)          (c)         (d)               (e)          (f)            (g)             (h)              (i)
Name
and
Prin-                                                      Other                                                          All
cipal                                                     Annual      Restricted                                         Other
Posi-                                                     Compen-        Stock        Options/          LTIP            Compen-
tion            Year       Salary($)    Bonus($)         sation($)    Award(s)($)      SARS(#)       Payouts($)        sation($)
-----           ----       ---------    --------         ---------    -----------      -------       ----------        ---------

Raymond J.
Meyers           1998     $140,003         -0-              -0-           -0-            -0-            -0-              -0-
                 1997     $130,000         -0-              -0-           -0-          36,667           -0-              -0-


Option Grants in Last Year and Stock Option Grant

     The following table provides information on option grants during the year ended December 31, 1998, to the named executive officers:

                                Individual Grants

                             % of Total Options
                                  Granted to
                     Options      Employees
         Name        Granted       in Year     Exercise Price    Expiration Date
         ----        -------       -------     --------------    ---------------

Raymond J. Meyers      -0-          0%            -----                  ----


Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

     The following table provides information on the value of the named executive officers' unexercised options at December 31, 1998. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 1998.
                                                                Value of
                       Number of Unexercised           Unexercised In-The-Money
                       Options at Year End (1)         Options at Year End (1)
      Name          Exercisable   Unexercisable      Exercisable   Unexercisable
      ----          ---------------------------      ---------------------------

Raymond J. Meyers     26,666         10,001            $66,665        $25,003

(1) The closing price of the Common Stock on December 31, 1998, as reported by on the Nasdaq SmallCap Market was $6.25.

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

     The Plan is administered by the Board of Directors and terminates in November 2004. At December 31, 1998, the Company had reserved 150,000 shares of Common Stock for issuance under the Plan. Under the Plan, the Board of Directors determines which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price.

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

     As of the date of this Report, 54,000 options have been granted under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth information concerning the holdings of Common Stock by each person who, as of the date of this Report, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record and all share amounts include stock options and Common Stock purchase warrants exercisable within 60 days from the date hereof. The address of all persons is in care of the Company at 2800 28th Street, Suite 170, Santa Monica, California 90405.

                                            Amount of        Percent of
Name                                       Ownership             Class
---------------                            ----------       ------------
Raymond J. Meyers (1)                        36,667             2.0%
David A. Appell (2)                           5,000              .3%
Andrew Stathopoulos (3)                       5,000              .3%
William Conis                                  -0-              0.0%
All officers and
directors as  a
group (4 persons)(1)(2)(3)                   46,667             2.5%

(1) Represents stock options to purchase 26,666 shares at $3.75 per share at any time until October 2001. Mr. Meyers holds an additional 10,001 stock options which vest in 1999.

(2) Represents stock options to purchase 5,000 shares at $6.00 per share at any time until November 2003.

(3) Represents stock options to purchase 5,000 shares at $6.00 per share at any time until November 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Management of the Company believes that the transactions described below were no less fair than the terms of transactions which the Company might otherwise have entered into with third party nonaffiliated entities. All related party transactions must be approved by a majority of the disinterested members of the Company's Board of Directors.

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

     In October 1996, the Company issued 146,666 Common Stock purchase warrants to the Kriegsman Group ("KG") for consulting services. Steven A. Kriegsman who subsequently became a director of the Company is the President and controlling stockholder of KG. KG assigned 35,666 of such warrants to Andy Chu, the Company's President and a director. KG also assigned 3,333 of the 10,000 Stock Options it received from the SSC Principals to Mr. Chu to provide him with an equity stake in the Company. KG believed that the Company's success and therefore the economic success of its investment in the Company depended in part upon the participation of Mr. Chu as the Company's then President.

     In October 1996, the Company issued 146,667 Common Stock purchase warrants to Andrew, Alexander, Wise & Company, Inc. ("AAWC") as compensation for it assisting the Company in the private placement of 400,000 shares of the Company's Common Stock to a group of investors for $3.75 per share. AAWC subsequently assigned 56,667 of such warrants to Howard P. Silverman, a former director of the Company, for his assistance to AAWC in connection with the private placement. At the time the subject Warrants were assigned, Mr. Silverman was not a director of the Company. The Company also paid to AAWC a cash commission of 10% of the gross proceeds raised ($150,000) and a nonaccountable expense allowance of 3% of such gross proceeds ($45,000). In June 1997, AAWC and Mr. Silverman returned 106,667 warrants to the Company without consideration.

     In January 1997, the Company sold the remaining assets of the Classic Line to SSC Technologies, Inc. ("SSC") for $770,850 evidenced by a promissory note bearing interest at 10% per annum payable in January 2007, and the assumption by SSC of all the liabilities of the Classic Line and certain other liabilities, aggregating approximately $500,000. Under the terms of the asset sales agreement

(the "Divestiture Agreement"), the Company acquired 25% of the outstanding Common Stock of SSC for $500,000 in cash (less $200,000 of liabilities which were paid by the Company and deducted from the $500,000) and the remaining 75% of the outstanding Common Stock was issued to other stockholders including Charles T. Howard, David L. Green, Ding Yang and Steven L. Wilson who were previously officers and directors of the Company. As part of the Divestiture Agreement, the SSC Principals also (i) canceled 900,000 shares of Convertible Preferred Stock held by them which were previously exercisable into shares of Common Stock on a fifteen for one basis, (ii) agreed to refrain from the sale of an aggregate of 30,300 shares of Common Stock owned by them until October 1999, except with the prior written consent of AAWC, (iii) agreed to sublease office space from the Company at a monthly rental of $12,000 through February 28, 1998,
(iv) granted to Steven A. Kriegsman, then a director of the Company, an option to purchase up to 10,000 shares of Common Stock held by the SSC Principals at any time until October 2001, and (v) personally guaranteed ,on a joint and several basis, the $770,850 promissory note and all other obligations of SSC to the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

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

     10.14              Warrant Agreement with AAWC (2)

     10.15              Lock-up Agreement (2)

     10.16              Registration Rights Agreement (2)

     10.17              Employment Agreement with Mr. Meyers (3)

     10.18              Bridge Loan Agreement (3)

     10.19              Incentive Compensation Plan (Mr. Meyers)

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

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, file number 333-20543, declared effective on May 14, 1997.

(3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, file number 333-40743, filed February 10, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on March 26, 1999.


                                               PROTOSOURCE CORPORATION



                                               By  /s/ Raymond J. Meyers
                                                   -----------------------------
                                                   Raymond J. Meyers
                                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

      Signature                           Title                      Date
      ---------                           -----                      ----


/s/ Raymond J. Meyers             Chief  Executive Officer       March 26, 1999
--------------------------        Chief Financial Officer
Raymond J. Meyers                 (Principal Accounting
                                  Officer), and Director


/s/ David A. Appell               Director                       March 26, 1999
--------------------------
David A. Appell


/s/ Andrew Stathopoulos           Director                       March 26, 1999
--------------------------
Andrew Stathopoulos

/s/ William Conis                 Director                       March 26, 1999
--------------------------
William Conis