Form 10QSB
period 1999-03-31
PROTOSOURCE CORP
filed 1999-05-13
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                              Washington D.C. 20549
                            ------------------------

                                   Form 10-QSB
(Mark One)



[ X ] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1999 or

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

                           2800 28th Street, Suite 170
                             Santa Monica, CA 90405
                ------------------------------------------------
               (address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (310) 314-9801
                             ----------------------

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

There are 1,772,188 shares of the registrant's common stock, no par value outstanding on May 12, 1999.

ProtoSource Corporation
                                      Index

                                                                         Page
Part I Financial Information

     Item 1. Financial Statements

             Condensed Balance Sheet
             at March 31,1999                                              3

             Condensed Statements of Operations
             for the three months ended March 31,1999 and 1998             5

             Condensed Statements of Cash Flows
             for the three months ended March 31,1999 and 1998             6

             Notes to Condensed Financial Statements                       8

     Item 2.  Management's  Discussion  and Analysis
              of Financial  Condition and Results of Operations            9

Part II. Other Information

         Other Information                                                11

         Signatures                                                       11




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

                             ProtoSource Corporation

                             Condensed Balance Sheet

                                 March 31, 1999

                                   (Unaudited)



                                     Assets

Current assets:
  Cash and cash equivalents                                         $ 3,520,096
  Accounts receivable - trade net of allowance
    for doubtful accounts of $7,500                                      95,367
  Prepaid expenses and other                                             69,060
  Current portion of note receivable                                    105,000
                                                                    -----------
     Total current assets                                             3,789,523
                                                                    -----------

Property and equipment, at cost:
  Equipment                                                             944,776
  Furniture                                                             122,083
  Leasehold improvements                                                  2,956
                                                                    -----------
                                                                      1,069,815

  Less accumulated depreciation and amortization                       (701,697)
                                                                    -----------
     Net property and equipment                                         368,118
                                                                    -----------

Other assets:
  Goodwill, net of accumulated amortization of $4,945                    16,300
  Note receivable, net of allowance for uncollectibility
    of $168,000                                                            --
  Deposits                                                               15,420
                                                                    -----------
     Total other assets                                                  31,720
                                                                    -----------

     Total assets                                                   $ 4,189,361
                                                                    ===========


                             See accompanying notes

                             ProtoSource Corporation

                             Condensed Balance Sheet

                                 March 31, 1999

                                   (Unaudited)


                           Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                       44,552
  Accrued expenses:
    Payroll taxes and wages                                              33,706
  Deferred revenue                                                        6,267
  Current portion of long-term debt                                      70,448
                                                                   ------------
     Total current liabilities                                          154,973
                                                                   ------------

Long-term debt, net of current portion above:
  Obligations under capital leases                                      134,493
  Less current portion above                                            (70,448)
                                                                   ------------
     Total long-term debt                                                64,045
                                                                   ------------

Commitments and contingencies                                              --

Stockholders' equity:
  Preferred stock, no par value;
    5,000,000 shares authorized,                                           --
    None issued and outstanding
  Common stock,  no par value; 10,000,000 shares
    authorized, 1,772,188 shares issued and outstanding              10,792,672
  Additional paid in capital                                             10,658
  Accumulated deficit                                                (6,832,987)
                                                                   ------------
     Total stockholders' equity                                       3,970,343
                                                                   ------------

     Total liabilities and stockholders' equity                    $  4,189,361
                                                                   ============







                             See accompanying notes

                             ProtoSource Corporation

                       Condensed Statements of Operations

                                   (unaudited)


                                                    Three months ended March 31,
                                                    ---------------------------
                                                       1999            1998
                                                    ---------------------------

Net revenues                                        $   277,821     $   210,143
                                                    -----------     -----------

Operating expenses:
  Cost of revenues                                       80,196          68,747
  Sales and marketing                                    47,577          29,601
  General and Administrative                            354,928         281,681
                                                    -----------     -----------
  Total operating expenses                              482,701         380,029
                                                    -----------     -----------

Operating loss                                         (204,880)       (169,886)
                                                    -----------     -----------
Other income (expense):
  Interest Income                                        41,233              15
  Interest Expense                                      (11,206)       (258,516)
  Other Income, net                                     105,000          45,740
                                                    -----------     -----------
  Total other income (expense)                          135,027        (212,761)
                                                    -----------     -----------
Loss from operations before provision                   (69,853)       (382,647)
   for income taxes

Provision for income taxes                                 --              --
                                                    -----------     -----------

Net Loss                                            $   (69,853)    $  (382,647)
                                                    ===========     ===========

Net Income (Loss) Per Share of Common Stock:
 Basic                                              $      (.04)    $      (.58)
 Diluted                                            $      (.04)    $      (.58)


Weighted Average Number of Common Shares
Outstanding:
 Basic                                                1,781,255         665,333
 Diluted                                              1,781,255         665,333





                             See accompanying notes

                             ProtoSource Corporation

                       Condensed Statements of Cash Flows

                                   (Unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ---------------------------

Cash flows from operating activities:
Net loss                                           $   (69,853)   $  (382,647)
Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities:
      Depreciation and amortization                     46,260        227,335
      Bad debt recovery                               (105,000)          --
      Changes in operating assets:
        Accounts receivable                            (41,268)         3,010
        Deposits and other assets                       27,602        (11,499)
        Accounts payable                               (77,166)        27,911
        Accrued liabilities                            (26,891)        22,201
        Deferred revenues                               (7,480)          --
                                                   -----------    -----------
          Net cash (used) by
           operating activities                       (253,796)      (113,689)
                                                   -----------    -----------

Cash flows from investing activities:
    Purchases of property and equipment                   --          (32,006)
    Receipt of principal on notes receivable              --          105,671
                                                   -----------    -----------
          Net cash provided by
           investing activities                           --           73,665
                                                   -----------    -----------

Cash flows from financing activities:
    Payments on notes payable and
     capital lease obligations                         (20,470)          (864)
    Offering costs incurred                               --          (20,058)
    Purchase of common stock                           (91,522)          --
                                                   -----------    -----------

          Net cash provided (used)
           by financing activities                    (111,992)       (20,922)
                                                   -----------    -----------

          Net (decrease) in cash
           and cash equivalents                       (365,788)       (60,946)

          Cash and cash equivalents
           at beginning of period                    3,885,884         98,148
                                                   -----------    -----------

          Cash and cash equivalents
           at end of period                        $ 3,520,096    $    37,202
                                                   ===========    ===========

                             See accompanying notes

                             ProtoSource Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                      1999                1998
                                                    ----------------------------

Supplemental Disclosure of Cash Flow
  information cash paid during the period for:

Interest                                             $11,206             $66,516
Income taxes                                            --                  --





                             See accompanying ntoes

                             ProtoSource Corporation
                Notes to Condensed Unaudited Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1999. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.


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

The basic and diluted earnings per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be antidilutive. Options and warrants to purchase 1,669,833 and 231,334 shares of common stock at March 31, 1999 and 1998, respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1999 vs. Three Months Ended March 31, 1998

Net Revenues. For three months ended March 31, 1999 net sales were $277,821 versus $210,143 in the same period of the prior year. The rise in revenues is primarily attributed to increased marketing efforts resulting in the growth of Internet subscribers, web development projects and fees earned from providing technical support services to other Internet Service Providers. The Company believes that revenues will continue to increase as marketing plans are executed that focus on introducing the Company's products and services to large affinity based groups.

Operating Expenses. For three months ended March 31, 1999, total operating expenses were $482,701 versus $380,029 in the same period of the prior year.
This increase of $102,672 is primarily attributed to higher advertising, marketing, legal, and insurance expenses. The Company believes that operating expenses will increase as revenues increase.

Operating Loss. The Company's operating loss for the period ending March 31, 1999 totaled $204,880 versus $169,886 in 1998. This increase of $34,994 is due to an increase in total operating expenses. Management believes that operating results will improve as revenues increase.

Interest income. Net interest income totaled $30,027 for the period ending March 31, 1999 versus net interest expense of $258,501 in 1998. Interest income for 1999 of $41,233 was generated by investments made with the net proceeds of the Company's May 1998 secondary stock offering.

Other income. Net other income increased to $105,000 from $45,740 for the three months ended March 31, 1999 and March 31, 1998, respectively. The 1999 total of $105,000 was due to collection of a note receivable which was previously written off as uncollectable.

Liquidity and Capital Resources

For the three months ended March 31,1999, the Company used $253,796 of cash for operating activities. The Company has working capital of $3,634,550 at March 31, 1999. As of March 31, 1999, the Company had $3,520,096 in cash and cash equivalents and total liabilities of $219,018.

Associated with the 1998 cancellation of the Shaw Avenue capital lease, the Company agreed to purchase up to 30,224 shares of its common stock from the landlord. The Company purchased 15,112 shares in September 1998 for $77,165 ($5.11 per share). In February 1999, the Company purchased the remaining 15,112 shares for $91,522 ($6.06 per share). The Company subsequently retired the 30,224 shares to the corporate treasury.

Part II.          Other Information

Item 5.  Other Information

Systems issues associated with the Year 2000

As defined by the Company, Year 2000 compliance refers to applications and systems which are capable of correct identification, manipulation and calculation using dates outside the 1900-1999 year range. In this regard, the Company recognizes the complexity and significance of the Year 2000 issue and has created a project team comprised of internal personnel to identify products and systems where the Year 2000 problem may exist and to renovate, replace or retire those products or systems. The Company's Year 2000 compliance plan consists of four phases: inventory, assessment, correction and testing. The Company is currently concluding the assessment phase.

Correction  will  consist of  upgrading,  replacing  or  repairing  hardware and
software  as   appropriate.   Testing  and  validation  of  systems  will  begin
immediately as components are brought into compliance.

Presently, the Company believes that the cost of addressing Year 2000 issues is not material to its future business, operating results or financial position. However, the Company cannot predict whether third parties' inability to meet their critical completion dates will adversely impact the Company's September 30, 1999 target date. Further, in the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's expectations that it will be able to upgrade its systems to address the Year 200 issue and its expectation regarding associated costs are forward-looking statements, and, as such, subject to a number of risks and uncertainties.

Stock Purchase of Infosis Corp.

On April 30, 1999, the Company entered into strategic alliances with and has purchased 11.3%, on a non-diluted basis, of the outstanding common stock of Infosis Corp. ("Infosis"), a privately held company. The Company paid an aggregate of $1.8 million for 600,000 shares of Infosis Common Stock. The $1.8 million payment represents 51.1% of the Company's available cash. As described below, 30,000 of the purchased shares were paid to Andrew, Alexander, Wise and Company, Incorporated ("AAWC"). After payment of the 30,000 shares of Infosis Common Stock to AAWC, the Company owns 570,000 shares of Infosis Common Stock or 10.7%, on a non-diluted basis.

Infosis provides comprehensive Internet based electronic publishing software solutions for newspapers, catalogs, magazines and a variety of specialty print publications. Infosis's domestic client base includes The Christian Science Monitor, The Boston Herald, and The Houston Chronicle. Infosis's international client base includes The British Broadcasting Company, The Daily Mail and General Trust, and Lloyds of London Press.

Pursuant to the strategic alliances, the Company will enter into a licensing agreement with Infosis whereby the Company can market software produced by Infosis. Infosis has also agreed to employ the Company as its preferential Internet Service Provider. The Company and Infosis have also agreed to aid each other in sales and marketing efforts. The Company will also have one designee on Infosis's Board of Directors.

Pursuant to a Consulting Agreement dated May 13, 1998, between AAWC and the Company, AAWC is entitled to additional compensation upon finding and assisting in completing business opportunities for the Company. AAWC has been responsible for introducing, negotiating and consummating the Company's agreement with Infosis. As additional compensation, AAWC received 5% of the aggregate amount of Common Stock of Infosis purchased by the Company, which equals 30,000 shares of Common Stock.

Item 6. Exhibits and Reports on form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ProtoSource Corporation,

 May 12, 1999                        /s/ Raymond J. Meyers
                                     -------------------------------------------
                                     Raymond J. Meyers
                                     Chief Executive Officer