Form 10QSB
period 1999-06-30
PROTOSOURCE CORP
filed 1999-08-13
CIK 932772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                            ------------------------

                                   Form 10-QSB
(Mark One)



[ X ] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999 or

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

                           2800 28th Street, Suite 170
                         Santa Monica, California 90405
                ------------------------------------------------
               (address of principal executive offices, zip code)

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

There are 1,772,188 shares of the registrant's common stock, no par value outstanding on August 10, 1999.

ProtoSource Corporation
                                      Index
                                      -----

                                                                         Page
                                                                         ----
Part I   Financial Information

          Item 1.  Financial Statements

                   Condensed Balance Sheet at June 30, 1999                3

                   Condensed Statements of Operations
                   for the three months ended June 30, 1999 and 1998       5

                   Condensed Statements of Operations
                   for the six months ended June 30, 1999 and 1998         6

                   Condensed Statements of Cash Flows
                   for the six months ended June 30, 1999 and 1998         7

                   Notes to Condensed Financial Statements                 9

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    10

Part II.  Other Information

                   Other Information                                      13

                   Signatures                                             13






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

                             ProtoSource Corporation
                             Condensed Balance Sheet
                                  June 30, 1999
                                   (Unaudited)



                                     Assets

Current assets:
  Cash and cash equivalents                                         $ 1,530,059
  Accounts receivable:
     Trade net of allowance for
      doubtful accounts of $7,500                                       102,473
     Prepaid Expenses and other                                         117,603
                                                                    -----------
     Total current assets                                             1,750,135
                                                                    -----------

Property and equipment, at cost:
  Equipment                                                             944,776
  Furniture                                                             147,533
  Leasehold improvements                                                  6,463
                                                                    -----------
                                                                      1,098,772
  Less accumulated depreciation and amortization                       (747,852)
                                                                    -----------
     Net property and equipment                                         350,920
                                                                    -----------

Other assets:
  Goodwill, net of accumulated amortization of $5,050                    16,195
  Investment in Corporation                                           1,800,000
  Note receivable, net of allowance for
   uncollectibility of $168,000                                            --
  Deposits                                                               15,420
                                                                    -----------
     Total other assets                                               1,831,615
                                                                    -----------

     Total assets                                                   $ 3,932,670
                                                                    ===========


                             See accompanying notes

                             ProtoSource Corporation
                             Condensed Balance Sheet
                                  June 30, 1999
                                   (Unaudited)

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                 $     14,151
  Accrued expenses:
    Payroll taxes and wages                                              63,317
    Other                                                                43,179
  Deferred revenue                                                        9,752
  Current portion of long-term debt                                      70,448
                                                                   ------------
     Total current liabilities                                          200,847
                                                                   ------------

Long-term debt, net of current portion above:
  Obligations under capital leases                                      123,296
  Less current portion above                                            (70,448)
                                                                   ------------
     Total long-term debt                                                52,848
                                                                   ------------

Commitments and contingencies                                              --

Stockholders' equity:
  Preferred stock, no par value; 5,000,000
    shares authorized, none issued and outstanding                         --
  Common stock,  no par value; 10,000,000
    shares authorized, 1,772,188 shares
    issued and outstanding                                           10,792,672
  Additional paid in capital                                             10,658

  Accumulated deficit                                                (7,124,355)
                                                                   ------------
     Total stockholders' equity                                       3,678,975
                                                                   ------------

     Total liabilities and stockholders' equity                    $  3,932,670
                                                                   ============







                             See accompanying notes

                             ProtoSource Corporation
                       Condensed Statements of Operations
                                   (Unaudited)



                                                    Three months ended June 30,
                                                    ---------------------------
                                                        1999            1998
                                                    ---------------------------

Net revenues                                        $   244,866     $   204,415
                                                    ---------------------------
Operating expenses:
  Cost of revenues                                       88,299          66,319
  Sales and marketing                                    97,330          34,602
  General and Administrative                            365,487         266,623
                                                    ---------------------------
 Total operating expenses                               551,116         367,544
                                                    ---------------------------

Operating loss                                         (306,250)       (163,129)
                                                    ---------------------------
Other income (expense):
  Interest Income                                        19,295          27,402
  Interest Expense                                       (4,413)       (429,482)
  Other Income, net                                        --            27,739
                                                    ---------------------------
 Total other income (expense)                            14,882        (374,341)
                                                    ---------------------------

Loss from operations before provision                  (291,368)       (537,470)
 for income taxes

Provision for income taxes                                 --              --
                                                    ---------------------------

Net Loss                                            $  (291,368)    $  (537,470)
                                                    ===========================

Net Income (Loss) Per Share of Common Stock:
 Basic                                              $      (.16)    $      (.43)
 Diluted                                            $      (.16)    $      (.43)

Weighted Average Number of Common Shares
Outstanding:
 Basic                                                1,772,188       1,240,087
 Diluted                                              1,772,188       1,240,087





                             See accompanying notes

                             ProtoSource Corporation
                       Condensed Statements of Operations
                                   (Unaudited)



                                                     Six months ended June 30,
                                                    ---------------------------
                                                       1999            1998
                                                    ---------------------------

Net revenues                                        $   522,687     $   414,558
                                                    ---------------------------

Operating expenses:
  Cost of revenues                                      168,495         135,066
  Sales and marketing                                   144,907          64,203
  General and Administrative                            720,415         548,304
                                                    ---------------------------
 Total operating expenses                             1,033,817         747,573
                                                    ---------------------------

Operating loss                                         (511,130)       (333,015)
                                                    ---------------------------
Other income (expense):
  Interest Income                                        60,528          27,417
  Interest Expense                                      (15,619)       (687,998)
  Other Income, net                                     105,000          73,479
                                                    ---------------------------
 Total other income (expense)                           149,909        (587,102)
                                                    ---------------------------

Loss from operations before provision                  (361,221)       (920,117)
 for income taxes

Provision for income taxes                                 --              --
                                                    ---------------------------

Net Loss                                            $  (361,221)    $  (920,117)
                                                    ===========================


Net Income (Loss) Per Share of Common Stock:
 Basic                                              $      (.20)    $      (.96)
 Diluted                                            $      (.20)    $      (.96)



Weighted Average Number of Common Shares
Outstanding:
 Basic                                                1,776,697         954,245
 Diluted                                              1,776,697         954,245





                             See accompanying notes


                                        ProtoSource Corporation
                                   Condensed Statements of Cash Flows
                                             (Unaudited)



                                                                             Six months ended June 30,
                                                                         ----------------------------------
                                                                             1999                  1998
                                                                         ----------------------------------
Cash flows from operating activities:
Net loss                                                                 $  (361,221)           $  (920,117)
Adjustments to reconcile net loss to
    net cash provided (used) by
    operating activities:
      Depreciation and amortization                                           92,520                643,005
      Bad debt recovery                                                     (105,000)                  --
      Gain on termination of capital lease                                      --                  (24,315)
      Loss on re-negotiation of note receivable                                 --                   16,279
      Changes in operating assets:
        Accounts receivable                                                  (48,374)                (3,570)
        Deposits and other assets                                            (20,941)                     1
        Accounts payable                                                    (107,567)                 6,747
        Accrued liabilities                                                   45,899                (41,814)
        Deferred revenues                                                     (3,995)                  --
                                                                         ----------------------------------
          Net cash (used) by operating activities                           (508,679)              (323,784)
                                                                         ----------------------------------

Cash flows from investing activities:
    Purchases of property and equipment                                      (28,957)               (46,202)
    Increase in notes receivable                                                --                  (79,029)
    Receipt of principal on notes receivable                                 105,000                169,021
    Payment for termination of capital lease                                    --                 (150,000)
    Investment in corporation                                             (1,800,000)                  --
                                                                         ----------------------------------
          Net cash provided (used) by investing activities                (1,723,957)              (106,210)
                                                                         ----------------------------------

Cash flows from financing activities:
    Issuance of common stock                                                    --                6,537,750
    Payments on notes payable and capital lease obligations                  (31,667)              (770,213)
    Offering costs incurred                                                     --               (1,071,915)
    Purchase of common stock                                                 (91,522)                  --
                                                                         ----------------------------------
          Net cash provided by financing activities                         (123,189)             4,695,622
                                                                         ----------------------------------

          Net increase (decrease) in cash and cash equivalents            (2,355,825)             4,265,628

          Cash and cash equivalents at beginning of period                 3,885,884                 98,148
                                                                         ----------------------------------

          Cash and cash equivalents at end of period                     $ 1,530,059            $ 4,363,776
                                                                         ==================================

                                            See accompanying notes

                                                      7

                             ProtoSource Corporation
                       Condensed Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                                       Six months ended June 30,
                                                      --------------------------
                                                        1999              1998
                                                      --------------------------

Supplemental Disclosure of Cash Flow
  information cash paid during the period for:

         Interest                                      $15,619          $204,440
         Income taxes                                     --              --









                             See accompanying notes

                             ProtoSource Corporation
                Notes to Condensed Unaudited Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1999. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.


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

The basic and diluted earnings per share are the same since the Company had a net loss for 1998 and 1997 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 1,669,833 and 1,618,584 shares of common stock at June 30, 1999 and 1998 respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be anti-dilutive.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1999 vs. Three Months Ended June 30, 1998

     Net Revenues. For the three months ended June 30, 1999, net revenues were $244,866 versus $204,415 in the same period of the prior year. The rise in net revenue of 19.79% is primarily attributed to increased marketing efforts resulting in the growth of Internet subscribers and continued growth in web development revenue. The Company believes that revenues will continue to increase as additional products and services are introduced to large affinity based groups.

     Operating Expenses. For the three months ended June 30, 1999, total operating expenses were $551,116 versus $367,544 in the same period of the prior year. This increase of $183,572 is primarily attributed to increased sales and marketing expenses of $62,728, expenses of $38,543 associated with the filing of three corporate stock registration statements, June 1999 Annual Shareholder meeting expenses of $15,948, and higher payroll and insurance expenses. The Company believes that overall operating expenses will increase as revenues increase.

     Operating Loss. The Company's operating loss for the three months ended June 30, 1999, was $306,250 versus $163,129 in 1998. The increase in operating loss was primarily attributed to increased operating expenses, as noted above. Management believes that operating results will continue to improve as revenues increase.

     Interest income (expense). Net interest income totaled $14,882 for the three months ended June 30, 1999, versus net interest expense of $402,080 in 1998. Interest income for the three months ended June 30, 1999, of $19,295 was primarily due to investments made with the net proceeds of the Company's May 1998 secondary stock offering.

     Other income. Net other income decreased to $0 for the three months ended June 30, 1999, from $27,739 for the same period in 1998. The decrease in 1999 of other income is due to the elimination of rental income associated with the June 1998 cancellation of the Company's Shaw Avenue property capital lease.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

     Net Revenues. For the six months ended June 30, 1999, net revenues were $522,687 versus $414,558 in the same period of the prior year representing an increase of 26.08%. The Company increased marketing efforts in the six month period which resulted in the growth of Internet subscribers and web development revenue. The Company believes that revenues will continue to increase as additional products and services are introduced to large affinity based groups and as a result of acquisitions of other Internet Service Providers or other computer-oriented companies.

     Operating Expenses. For the six months ended June 30, 1999, total operating expenses were $1,033,817 versus $747,573 in the same period of the prior year. This increase of $286,244 is primarily attributed to increased sales and marketing expenses of $80,704, expenses of $38,543 associated with the filing of three corporate stock registration statements, June 1999 Annual Shareholder Meeting expenses of $15,948, and higher payroll and insurance expenses. The Company believes that overall operating expenses will increase as revenues increase.

     Operating Loss. The Company's operating loss for the six months ended June 30, 1999, was $511,130 versus $333,015 in 1998. The increase in operating loss was primarily attributed to increased operating expenses, as noted above. Management believes that operating results will continue to improve as revenues increase.

     Interest income (expense). Net interest income totaled $44,909 for the six months ended June 30, 1999, versus net interest expense of $660,581 for the same period in 1998. Interest income for the six months ended June 30, 1999, of $60,528 was primarily due to investments made with the net proceeds of the Company's May 1998 secondary stock offering.

     Other income. Net other income increased to $105,000 for the six months ended June 30, 1999, from $73,479 in the same period of 1998. The 1999 six month total of $105,000 was due to a collection of a note receivable which was previously written off as uncollectable.

Liquidity and Capital Resources

For the six months ended June 30, 1999, the Company used $508,679 of cash for operating activities primarily as a result of a net loss for the period. The Company has a working capital surplus of $1,549,288 at June 30, 1999. As of June 30, 1999, the Company had $1,530,059 in cash and cash equivalents and $200,847 of current liabilities.

Capital expenditures relating primarily to the purchase of computer equipment, furniture and fixtures, and software amounted to $28,957 for the six months ended June 30, 1999. The capital investment is mainly in computer equipment to sustain future growth of the Company.

Part II.          Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held at 10:30 a.m. on Tuesday, June 29, 1999, at the Company's location in Fresno, California. The purpose of the meeting was to elect three directors of the Company and to transact such other business as may properly come before the meeting. The following directors were nominated and subsequently elected at the meeting: Raymond J. Meyers (1,651,898 votes for and 7,344 votes withheld), Andrew Stathopoulos (1,651,898 votes for and 7,344 votes withheld), William Conis (1,651,924 votes for and 7,370 votes withheld).

Item 5.  Other Information

Systems issues associated with the Year 2000

As defined by the Company, Year 2000 compliance refers to applications and systems which are capable of correct identification, manipulation and calculation using dates outside the 1900-1999 year range. In this regard, the Company recognizes the complexity and significance of the Year 2000 issue and has created a project team comprised of internal personnel to identify products and systems where the Year 2000 problem may exist and to renovate, replace or retire those products or systems. The Company's Year 2000 compliance plan consists of four phases: inventory, assessment, correction and testing. The Company is currently concluding the correction phase.

Correction  will  consist of  upgrading,  replacing  or  repairing  hardware and
software  as   appropriate.   Testing  and  validation  of  systems  will  begin
immediately as components are brought into compliance.

Presently, the Company believes that the cost of addressing Year 2000 issues is not material to its future business, operating results or financial position. However, the Company cannot predict whether third parties' inability to meet their critical completion dates will adversely impact the Company's September 30, 1999, target date. Further, in the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's expectations that it will be able to upgrade its systems to address the Year 200 issue and its expectation regarding associated costs are forward-looking statements, and, as such, subject to a number of risks and uncertainties.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ProtoSource Corporation,




August 10, 1999                              /s/  Raymond J. Meyers
                                             -----------------------------------
                                                  Raymond J. Meyers
                                                  Chief Executive Officer