Form 10QSB
period 1999-09-30
PROTOSOURCE CORP
filed 1999-11-15
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION

                              WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                                   (MARK ONE)

     X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999 or

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

                           2800 28TH STREET, SUITE 170
                         SANTA MONICA, CALIFORNIA 90405
               (address of principal executive offices, zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 314-9801

                                 NOT APPLICABLE

              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     There are 1,865,998 shares of the registrant's common stock, no par value outstanding on November 1, 1999.

ProtoSource Corporation

                                      Index

                                                                                                          PAGE

Part I                     Financial Information

                  Item 1.           Financial Statements

                           Condensed Balance Sheet at September 30, 1999                                  3

                           Condensed Statements of Operations
                           for the three months ended September 30,1999 and 1998                          5

                           Condensed Statements of Operations
                           for the nine months ended September 30,1999 and 1998                           6

                           Condensed Statements of Cash Flows
                           for the nine months ended September 30,1999 and 1998                           7

                           Notes to Condensed Unaudited Financial Statements                              9

                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                            10

Part II.                   Other Information

                           Other Information                                                              13

                           Signatures                                                                     13

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

                             PROTOSOURCE CORPORATION
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                                          Assets

Current assets:

  Cash and cash equivalents                                                                  $    1,259,356
  Accounts receivable:
     Trade net of allowance for doubtful accounts of $7,500                                          96,507
  Prepaid Expenses and other                                                                         83,130
                                                                                         -------------------
     Total current assets                                                                         1,438,993

                                                                                         -------------------

Property and equipment, at cost:

  Equipment                                                                                         944,776
  Furniture                                                                                         147,533
  Leasehold improvements                                                                              6,463
                                                                                                  1,098,772

  Less accumulated depreciation and amortization                                                   (794,007)

                                                                                         --------------------
     Net property and equipment                                                                     304,765

                                                                                         -------------------

Other assets:

  Goodwill, net of accumulated amortization of $5,156                                                16,089
  Investment in Corporation                                                                       1,800,000
  Note receivable, net of allowance for uncollectibility of $168,000                                    ---
  Deposits                                                                                           15,420
                                                                                         -------------------
     Total other assets                                                                           1,831,509

                                                                                         -------------------

     Total assets                                                                                $3,575,267

                                                                                         ===================


                             See accompanying notes

                             PROTOSOURCE CORPORATION
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                                                $    103,131
  Accrued expenses:
    Payroll taxes and wages                                                                             38,896
    Other                                                                                               26,987

  Deferred revenue                                                                                       9,302
  Current portion of long-term debt                                                                     70,448

     Total current liabilities                                                                         248,764

                                                                                         ----------------------

Long-term debt, net of current portion above:

  Obligations under capital leases                                                                     110,189

  Less current portion above                                                                           (70,448)

                                                                                         ----------------------
     Total long-term debt                                                                               39,741

                                                                                         ----------------------

Commitments and contingencies                                                                                -

Stockholders' equity:

  Preferred stock, no par value; 5,000,000 shares authorized,                                                -
    none issued and outstanding
  Common stock,  no par value; 10,000,000 shares authorized,
    1,772,188 shares issued and outstanding                                                         10,792,672
  Additional paid in capital                                                                            10,658

  Accumulated deficit                                                                               (7,516,568)

                                                                                         -----------------------
     Total stockholders' equity                                                                      3,286,762

                                                                                         ----------------------

     Total liabilities and stockholders' equity                                                $     3,575,267
                                                                                         ======================

                             See accompanying notes

                             PROTOSOURCE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Three months ended September 30,

                                                                       ------------------------------------------
                                                                                1999                  1998
                                                                       --------------------------------------------


          NET REVENUES                                                          $    237,021          $   270,722
                                                                      ----------------------------------------------

          OPERATING EXPENSES:
            Cost of revenues                                                         140,403               74,505
            Sales and marketing                                                      104,362               50,287
            General and Administrative                                               396,813              338,939
                                                                      --------------------------------------------
           Total operating expenses                                                  641,578              463,731
                                                                      --------------------------------------------


          Operating loss                                                            (404,557)            (193,009)
                                                                      --------------------------------------------

          OTHER INCOME (EXPENSE):

            Interest Income                                                           17,049               61,089
            Interest Expense                                                          (4,705)              (6,825)
                                                                      --------------------------------------------
           Total other income (expense)                                               12,344               54,264



          Loss from operations before provision                                    (392,213)             (138,745)
           for income taxes


Provision for income taxes                                                       -                    -
                                                                      -------------------------------------------

Net Loss                                                                       $   (392,213)       $    (138,745)
                                                                      ============================================


Net Income (Loss) Per Share of Common Stock:

 Basic                                                                     $           (.22)     $          (.08)
 Diluted                                                                   $           (.22)     $          (.08)



Weighted Average Number of Common Shares
Outstanding:
 Basic                                                                            1,772,188            1,802,333
 Diluted                                                                          1,772,188            1,802,333


                             See accompanying notes

                             PROTOSOURCE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Nine months ended September 30,
                                                                       -------------------------------------------
                                                                                1999                  1998
                                                                       --------------------------------------------


          NET REVENUES                                                            $   759,708           $ 685,280
                                                                      ----------------------------------------------

          OPERATING EXPENSES:

            Cost of revenues                                                          308,898             209,571
            Sales and marketing                                                       249,269             114,490
            General and Administrative                                              1,117,228             887,243
                                                                      --------------------------------------------
           Total operating expenses                                                 1,675,395           1,211,304
                                                                      --------------------------------------------


          Operating loss                                                            (915,687)            (526,024)


          OTHER INCOME (EXPENSE):

            Interest Income                                                           77,577               88,506
            Interest Expense                                                         (20,324)            (694,823)
            Other Income, net                                                         105,000              73,479
                                                                      --------------------------------------------
           Total other income (expense)                                              162,253             (532,838)
                                                                      --------------------------------------------


          Loss from operations before provision                                     (753,434)          (1,058,862)
           for income taxes


Provision for income taxes                                                       -                    -
                                                                      -------------------------------------------

Net Loss                                                                        $   (753,434)      $   (1,058,862)
                                                                      =============================================


Net Income (Loss) Per Share of Common Stock:
 Basic                                                                      $           (.42)    $          (.85)
 Diluted                                                                    $           (.42)    $          (.85)

Weighted Average Number of Common Shares
Outstanding:

 Basic                                                                             1,775,177            1,240,080
 Diluted                                                                           1,775,177            1,240,080





                             See accompanying notes

                             PROTOSOURCE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine months ended September 30,

                                                                       -----------------------------------------
                                                                                1999                  1998
                                                                       -------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $      (753,434)   $      (1,058,862)
Adjustments  to  reconcile  net loss to net cash
     provided  (used) by  operating activities:
      Depreciation and amortization                                                  138,781              683,081
      Bad debt recovery                                                             (105,000)                   -
      Loss on termination of capital lease                                                 -                6,953
      Changes in operating assets:
        Accounts receivable                                                          (42,408)             (50,521)
        Deposits and other assets                                                     13,532                  783
        Accounts payable                                                              (18,587)            (89,450)
        Accrued liabilities                                                            5,286              (33,353)
        Deferred revenues                                                             (4,445)                   -
                                                                      ---------------------------------------------
          Net cash (used) by operating activities                                   (766,275)            (541,369)
                                                                      ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property and equipment                                              (28,957)             (46,202)
    Increase in notes receivable                                                           -             (104,028)
    Receipt of principal on notes receivable                                         105,000              268,701
    Payment for termination of capital lease                                               -             (150,000)
    Investment in corporation                                                     (1,800,000)                   -
                                                                      ---------------------------------------------
          Net cash (used) by investing activities                                 (1,723,957)             (31,529)
                                                                      ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock                                                               -            6,537,750
    Payments on notes payable and capital lease obligations                          (44,774)            (798,675)
    Offering costs incurred                                                                -           (1,068,323)
    Purchase of common stock                                                         (91,522)             (77,165)
                                                                      ---------------------------------------------
          Net cash provided (used) by financing activities                          (136,296)           4,593,587
                                                                      --------------------------------------------

          Net increase (decrease) in cash and cash equivalents                    (2,626,528)           4,020,689

          Cash and cash equivalents at beginning of period                         3,885,884               98,148
                                                                      --------------------------------------------


          Cash and cash equivalents at end of period                      $        1,259,356   $        4,118,837
                                                                      ============================================

                             See accompanying notes

                             PROTOSOURCE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (Unaudited)

                                                                                    Nine months ended September 30,

                                                                                -------------------------------------------
                                                                                             1999                 1998
                                                                                -------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  CASH PAID DURING THE PERIOD FOR:
         Interest                                                                         $20,324               $ 211,265
         Income taxes                                                                          -                      -

SUPPLEMENTAL DISCLOSURE OF NON CASH
  INVESTING AND FINANCING ACTIVITIES:

         Acquisition of equipment under capital lease                                     $    -                $  80,515
























                             See accompanying notes

                             PROTOSOURCE CORPORATION
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1999. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

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

     The basic and diluted earnings per share are the same since the Company had a net loss for 1998 and 1997 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 1,669,833 and 1,659,334 shares of common stock at September 30, 1999 and 1998, respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be anti-dilutive.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

     NET REVENUES. For the three months ended September 30, 1999, net revenues were $237,021 versus $270,722 in the same period of the prior year. The decrease in net revenue of $33,701 is primarily attributed to a decrease in Web development revenue and revenue generated from providing technical support services to other Internet Service Providers (ISPs). The Company believes that revenue will increase as other ISPs are acquired and as additional marketing programs are implemented.

     OPERATING EXPENSES. For the three months ended September 30, 1999, total operating expenses were $641,578 versus $463,731 in the same period of the prior year. This increase of $177,847 is primarily attributed to higher network lines costs associated with several network capacity upgrades, higher sales and marketing expense associated with the introduction of new marketing efforts, and increases in consulting fees. The Company believes that overall operating expenses will increase as revenues increase.

     OPERATING  LOSS.  The Company's  operating  loss for the three months ended
September 30, 1999, was $404,557 versus $193,009 in 1998, representing an increase of $211,548. The increase in operating loss was primarily attributed to lower revenues and higher operating expenses, as noted above. Management believes that operating results will improve as revenues increase.

     INTEREST INCOME (EXPENSE). Net interest income totaled $12,344 for the three months ended September 30, 1999, versus net interest income of $54,264 in 1998. The decrease in net interest income is primarily attributable to a decrease of interest income of approximately $44,040.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

     NET REVENUES. For the nine months ended September 30, 1999, net revenues were $759,708 versus $685,280 in the same period of the prior year representing an increase of 10.9%. The Company increased sales and marketing efforts in the nine-month period resulting in the growth of Internet subscribers and Web development revenue. The Company believes that revenues will continue to increase as additional marketing plans are implemented and as a result of acquisitions of other ISPs or other computer-oriented companies.

     OPERATING EXPENSES. For the nine months ended September 30, 1999, total operating expenses were $1,675,395 versus $1,211,304 in the same period of the prior year. This increase of $464,091 is primarily attributed to higher network expenses, increased sales and marketing expenses, administrative expenses associated with the filing of three corporate stock registration statements, and higher payroll and insurance expenses. The Company believes that operating expenses will increase as revenues increase.

     OPERATING  LOSS.  The  Company's  operating  loss for the nine months ended
September 30, 1999, was $915,687 versus $526,024 in 1998, representing an increase of $389,663. The increase in the operating loss was primarily attributed to increased operating expenses, as noted above. Management believes that operating results will improve as revenues increase.

     INTEREST INCOME (EXPENSE). Net interest income totaled $57,253 for the nine months ended September 30, 1999, versus net interest expense of $606,317 for the same period in 1998. Interest income for the nine months ended September 30, 1999, of $77,577 was primarily due to investments made with the net proceeds of the Company's May 1998 secondary stock offering.

     OTHER INCOME. Net other income increased to $105,000 from $73,479 for the nine months ended September 30, 1999 and 1998, respectively. The 1999 nine month total of $105,000 was due to a collection of a note receivable which was previously written off as uncollectable.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1999, the Company used $766,275 of cash for operating activities primarily as a result of a net loss for the period. The Company has a working capital surplus of $1,190,229 at September 30, 1999. As of September 30, 1999, the Company had $1,259,356 in cash and cash equivalents and $248,764 of current liabilities.

     Capital expenditures relating primarily to the purchase of computer equipment, furniture and fixtures, and software amounted to $28,957 for the nine months ended September 30, 1999. The capital investment is mainly in computer equipment to sustain future growth of the Company.

     On October 28, 1999, the Company consummated their acquisition of substantially all of the assets of MicroNet Services, Inc., a Connecticut corporation ("MicroNet"), in exchange for the issuance of 78,810 shares of ProtoSource Common Stock and $132,500 in cash consideration. The transaction was completed in accordance with the terms of the asset purchase agreement, dated as of October 28, 1999, and effective as of November 1, 1999, between the Company, MicroNet and the shareholders of MicroNet.

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

     Presently, the Company believes that the cost of addressing Year 2000 issues is not material to its future business, operating results or financial position. However, the Company cannot predict whether third parties' inability to meet their critical completion dates will adversely impact the Company. Further, in the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's expectations regarding associated costs are forward-looking statements, and, as such, subject to a number of risks and uncertainties.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  Exhibit 27:               Financial Data Schedule

         (B)      REPORTS OF FORM 8-K

                  None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        ProtoSource Corporation,

NOVEMBER 11, 1999                                   /S/ WILLIAM CONIS
                                                        William Conis
                                                        Chief Executive Officer