Form 10KSB
period 1999-12-31
PROTOSOURCE CORP
filed 2000-03-30
CIK 932772

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

                 For the fiscal year ended December 31, 1999 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

       For the transition period from _______________ to ________________

                          Commission File No. 33-86242

                             PROTOSOURCE CORPORATION
                 (Name of Small Business Issuer in its Charter)

California                                      77-0190772
-------------------------                       ---------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)

                           2800 28th Street, Suite 170
                         Santa Monica, California 90405
                 ----------------------------------- ----------
               (Address of principal executive offices) (Zip Code)



                    Issuer's telephone number: (559) 490-8600

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

                                                     Yes X No

     As of March 17, 2000, 1,884,332 shares of the Registrant's no par value Common Stock were outstanding. As of March 17, 2000, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $11,777,075 based upon a closing bid price of $6.25 per share of Common Stock on the Nasdaq SmallCap Market.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The Registrant's revenues for its most recent fiscal year were $1,125,225.

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

         Introduction

                  The Company  provides  Internet access,  Web development,  Web hosting and related services to individuals, public agencies and businesses on a national level. The Company operates its own Internet network facilities in Central California and offers Internet access nationwide through three "backbone" providers with which it has agreements. As of December 31, 1999, the Company had approximately 6,500 subscribers for whom it provided Internet access. The Company seeks to acquire other small Internet providers in markets with populations less than 2,000,000. The Company believes that certain of these local Internet providers currently doing business in the Company's target markets may not be able to effectively manage the financial and administrative burdens imposed by the continuing consumer demand for local Internet services, unless these providers are integrated into larger, more diversified Internet products and services companies. The Company has addressed these kinds of financial and administrative burdens by (i) expanding its operations nationwide, (ii) developing diversified services similar to its larger competitors, such as special access packages for business and high speed access, and
         (iii) investing in automated billing and administrative systems. The Company believes these resources will not only allow it to compete effectively with larger access firms entering the Company's markets, but also will facilitate the Company's efforts to attract small Internet providers.

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

                  In July 1995, the Company acquired ValleyNet Communications ("ValleyNet"), a small Internet access provider for $50,000 in cash and the issuance of 334 shares of the Company's Common Stock. At the time of its acquisition, ValleyNet operated out of one location in Fresno, California and had 250 subscribers. Since that time, the Company has increased its capacity to offer Internet services nationwide and increased its subscribers to 6,500 at December 31, 1999.

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

                  In June 1998, the Company entered into a settlement agreement with SSC and the SSC Principals pursuant to which it settled certain claims asserted by it and the SSC Principals by accepting a $275,000 promissory note from the SSC Principals payable interest only until June 2000. A subsequent settlement agreement was reached between the parties as of March 31, 1999, which required a final payment in the amount of $105,000 to settle all matters. The obligation was satisfied on April 1999.

                   The Company was incorporated in the State of California as SHR Corporation in July 1988, and changed its name to "ProtoSource Corporation" in October 1994. The Company's principal executive offices are located at 2800 28th Street, Suite 170, Santa Monica, California 90405, telephone (559) 490-8600.

         Strategy

                  The Company's  strategy is to provide low cost direct Internet access and other Internet related products and services to subscribers or customers in target markets. The Company will seek to effectuate this strategy by acquiring small Internet providers, by expanding marketing operations in its existing markets, by offering Internet related products and services and by acquiring other Internet related companies. The Company will also seek to generate additional revenues by (i) increasing monthly Internet access fees while offering additional Internet products and services, (ii) providing Internet consulting services, and (iii) generating marketing service fees from businesses seeking a Web site on the Internet. The Company believes that it can increase the profitability of its monthly access fees by developing economies of scale as a result of increasing total access subscribers and earning additional revenues from such subscribers by providing additional access services.

                  Increasing Monthly Internet Access Fees. The Company intends to continue to provide low-priced direct Internet access through the Company's telecommunication network infrastructure which is comprised of two high speed dedicated data lines that connect directly to the backbone of the Internet. The Company plans to add additional high-speed dedicated data lines, enhance system-wide access software in order to offer additional Internet products and services, and expand the number of points of presence ("POPs") in local markets in order to attract and support additional subscribers. By increasing the number of POPs, the Company will offer more users access to the Internet through local phone calls to more geographic areas which in turn may promote growth in its subscriber base.

                  The Company also provides Integrated Services Digital Network ("ISDN") and high-speed Internet access using dedicated data lines to business customers. The Company believes that the demand for high-speed Internet access and the ability to integrate Internet access into a corporate-wide computer network is becoming increasingly more important. In December 1999, the Company entered into an agreement with New Edge, Inc to provide DSL Internet access to businesses and consumers in the central California Valley.

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

         Acquisition Strategies

                  The Company will seek to acquire local Internet access providers in its target markets. The criteria for such acquisition candidates calls for attracting companies that (i) are located in markets with a population under 2,000,000, (ii) have been in business a minimum of one year, (iii) have at least 1000 subscribers, (iv) have current owners and staff with strong technical backgrounds, (v) enjoy strong community contacts, and (vi) can contribute positively to the Company's revenue growth and profitability. The Company may also acquire or enter into partnership or joint venture agreements with other small computer oriented companies.

         Competition

                  The Internet services business is highly competitive and there are few significant barriers to entry. Currently, the Company competes with a number of national and local California Internet service providers. In addition, a number of multinational corporations, including giant communications carriers such as AT&T, MCI, Sprint and some of the regional Bell operating companies, are offering, or have announced plans to offer, Internet access or on-line services. The

         Company also faces significant competition from Internet access consolidators such as Verio, Earthlink, OneMain.com and from on-line service firms such as America OnLine (AOL) and Prodigy. The Company believes that new competitors which may include computer software and services, telephone, media, publishing, cable television and other companies, are likely to enter the on-line services market.

                  The ability of some of the Company's competitors to bundle Internet access software with other popular products and services could give those competitors an advantage over the Company. For example, MCI and PSI offer retail software packages and Compuserve and Prodigy bundle their software with new PCs.

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

                  The Company believes that the primary competitive factors among Internet access providers are price, customer support, local presence in a market, ease of use, variety of value-added services and reliability. The Company believes it is able to compete favorably in these areas. The Company's success in its markets will depend heavily upon its ability to provide high quality Internet connectivity and value-added Internet services targeted in select target markets. Other factors that will affect the Company's success in these markets include the Company's continued ability to attract additional experienced marketing, sales and management talent, and the expansion of support, training and field service capabilities.

         Employees

                  As of December 31, 1999, the Company employed 23 full-time employees and one part-time employee. The Company believes it maintains good relations with its employees. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement.

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

                                     PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Company's Common Stock and Common Stock purchase warrants trade on the Nasdaq SmallCap Market under the symbols "PSCO" and "PSCOW", respectively. The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Common Stock as reported by Nasdaq and the Electronic Bulletin Board but does not include retail markup, markdown or commissions.

         Common Stock                                                   Warrants
         By Quarter Ended:                                            High      Low              High         Low

         March 31, 2000 (through March 21, 2000) .......              $7.18     $5.75            $1.69         $1.13

         December 31, 1999 .........................................  $7.44     $5.75            $2.00         $1.13
         September 30, 1999 ........................................  $7.63     $6.25            $2.19         $1.13
         June 30, 1999 .............................................  $9.25     $6.63            $3.75         $1.25
         March 31, 1999 ............................................  $8.31     $6.25            $3.00         $1.53

         December 31, 1998 .........................................  $7.38     $5.38            $2.00         $0.66
         September 30, 1998 ........................................  $5.50     $5.38            $1.06         $0.63
         June 30, 1998 .............................................  $6.50     $5.38            $1.00         $0.75
         March 31, 1998 ............................................  $6.25     $5.25

                  As of March 20, 2000, the Company had approximately 900 record and beneficial stockholders.

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

         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         Results of Operations

         Year Ended December 31, 1999 vs. Year Ended December 31, 1998

         Net Sales

                  For calendar 1999, Internet services revenues were $1,125,225 versus $882,651 in calendar 1998, an increase of 27.5%. The increase in revenue is primarily due to an increase in the Internet access subscriber base from acquisition and internal marketing activities and web design and development projects. Management believes revenues will continue to increase as the Company (i) develops and implements marketing programs focusing on increasing name brand recognition and differentiation of service offerings (i.e., Internet access, web site development and electronic commerce), and (ii) by entering into agreements with or acquiring other Internet related companies.

         Operating Expenses

                  1999 operating expenses totaled $2,566,218 versus $2,068,145 in 1998. This increase of $498,073 is primarily attributed to higher network lines, salary, legal, insurance and advertising costs. The increase to network lines expense of $152,855 is attributed to the upgrade of network backbone capacity and the expansion of the dial-in Internet serving area. The increase in employee salary and payroll tax expense from 1998 to 1999 totaled $211,203. This increase is attributed to the hiring of additional senior management and operations staff. The company incurred approximately $30,000 of legal fees associated with SEC registration and reporting requirements. Management believes that operating expenses will increase as revenues increase.

         Operating Loss

                  The Company's 1999 operating loss totaled $1,440,993 versus $1,185,494 in 1998. This increase in operating loss of $255,499 is primarily attributed to higher operating expenses as noted above and lower than expected Internet access revenue growth. Management believes that operating results will improve as revenues increase.

         Interest Income (Expense)

                  Net interest income (expense) for 1999 totaled $75,103 versus ($577,261) in 1998. Interest expense was reduced from $705,021 in 1998 to $16,763 in 1999 primarily due to the debt issuance costs and associated interest total of $561,059 included in the 1998 expense total. Interest income for 1999 totaled $91,866 versus $127,760 in 1998 and is attributed to investments made with the net proceeds of the Company's May 1998 secondary stock offering.

         Other Income

                  Net other income decreased from $73,479 in 1998 to $72,250 in 1999. Net other income for 1999 is comprised of $105,000 from the collection of a note receivable which was previously written off as uncollectable and the write off of a $32,750 note receivable deemed uncollectable.

         Liquidity and Capital Resources

                  For the year ended December 31, 1999, The Company used cash of $1,078,513 for operating activities. The Company had working capital of $554,668 at December 31, 1999. As of December 31, 1999, the Company had $677,319 in cash and cash equivalents and $284,873 of total liabilities.

                  Capital expenditures relating primarily to the purchase of computer equipment, furniture, fixtures and other assets amounted to $63,793 and $54,082 for the years ended December 31, 1999 and 1998, respectively. The capital investment is mainly in computer equipment to sustain the future growth of the Company.

                  In connection with the 1998 cancellation of the Company's Shaw Avenue capital lease, the Company agreed to purchase 15,112 shares of its common stock from the landlord. The stock was purchased in February 1999 for $91,522 ($6.06 per share) and was subsequently retired to the corporate treasury.

                  On April 30, 1999, the Company entered into strategic alliances with and has purchased 12.7%, on a non-diluted basis, of the outstanding common stock of Infosis Corp. ("Infosis"), a privately held corporation. The Company paid an aggregate of $1.8 million for 600,000 shares of Infosis common stock. At the time of the purchase, the $1.8 million payment represented 51.1% of the Company's available cash. 30,000 of the purchased shares were paid to Andrew, Alexander, Wise and Company, Incorporated ("AAWC") as a finders fee. After payment of the 30,000 shares of Infosis Common Stock to AAWC, the Company owns 570,000 shares of Infosis common stock.

                  On October 28, 1999, the Company consummated their acquisition of substantially all of the assets of MicroNet Services, Inc., a Connecticut corporation ("MicroNet"), in exchange for the issuance of 78,810 shares of ProtoSource common stock and $132,500 in cash consideration. The transaction was completed in accordance with the terms of the asset purchase agreement, dated October 28, 1999, and effective as of November 1, 1999, between the Company and the shareholders of MicroNet.

                  In December 1999, the Company entered into a non-binding letter of intent to acquire certain assets of Innovative Software Designs, Inc. ("Innovative"), a Minnesota based Internet service provider. Innovative has filed for protection from creditors pursuant to Chapter 11 of the United States Bankruptcy Code. The letter of intent was subsequently amended to make it a binding letter of intent pursuant to which the Company will acquire all of Innovative's assets and operating liabilities (less those discharged in the bankruptcy proceeding), for an aggregate purchase price of approximately $3,500,000, of which $1,000,000 of the purchase price will be paid in cash and $2,500,000 will be paid in shares of the Company's stock at the thirty day average of the closing price of the common stock prior to the closing of the transaction.

                  On February 22, 2000, the Company executed a letter of intent with an Underwriter to offer 800,000 shares of the Company's common stock at approximately $6.25 per share on a firm commitment basis. The Company will also grant the Underwriter an option to purchase an additional 120,000 shares from the Company to cover over-allotments for a period of forty-five days from the effective date of the registration Statement.

                  The Company will pay the Underwriter a commission equal to ten percent of the gross proceeds of the offering and a non-accountable expense allowance equal to three percent of the gross proceeds of the offering. In connection with the offering, the Company has agreed to issue to the Underwriter a warrant, for $10, to purchase up to 80,000 shares of common stock. The Underwriter's warrant is exercisable for a period of four years beginning one year from the effective date of the Registration Statement. The exercise price of the Underwriter's warrant shall be an amount equal to 120% of the price of the shares sold to the public. There can be no assurance that the Offering will be successfully completed.

                  The Underwriter has also agreed to act as placement agent for a minimum $250,000 bridge financing on a best efforts basis prior to the public offering described above. The bridge financing is to be in the form of units containing promissory notes with interest at 10%. In addition, each $25,000 unit will contain 4,000 shares of the Company's common stock. The promissory notes will be due at the closing of the above public offering or one year from the date of issuance, whichever occurs first. The Underwriter will be paid a 10% commission and a 3% non-accountable expense allowance and warrants to purchase up to 10% of the common stock issuable as part of the units at an exercise price equal to 120% of the closing price of the common stock on the day prior to closing.

                          ITEM 7. FINANCIAL STATEMENTS

                             PROTOSOURCE CORPORATION


                          INDEX TO FINANCIAL STATEMENTS



         Financial Statements                                                                               Page

          Independent Auditors' Report                                                                      F-2

          Balance Sheet as of December 31, 1999                                                             F-3

          Statements of Operations for the years ended
           December 31, 1999 and 1998                                                                       F-5

          Statements of Changes in Stockholders' Equity for the
           years ended December 31, 1999 and 1998                                                           F-6

          Statements of Cash Flows for the years ended
           December 31, 1999 and 1998                                                                       F-7

          Notes To Financial Statements                                                                     F-9


                          INDEPENDENT AUDITORS' REPORT



         To the Board of Directors
         ProtoSource Corporation

         We have audited the accompanying balance sheet of ProtoSource Corporation as of December 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProtoSource Corporation as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

                                                    Angell & Deering
                                                    Certified Public Accountants

         Denver,  Colorado
         February 17, 2000, except for
         Note 14 as to which the date
         is February 22, 2000

                             PROTOSOURCE CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 1999




                                                      ASSETS
         Current Assets:
           Cash and cash equivalents                                                                 $  677,319
           Accounts receivable:
            Trade, net of allowance for
             doubtful accounts of $39,698                                                                97,752
            Employees                                                                                     5,000
           Prepaid expenses                                                                              38,451
                                                                                                   ------------

                  Total Current Assets                                                                  818,522
                                                                                                    -----------

         Property and Equipment, at cost:
           Equipment                                                                                    979,613
           Furniture                                                                                    147,533
           Leasehold improvements                                                                         6,462
                                                                                                  -------------
                                                                                                      1,133,608

           Less accumulated depreciation and amortization                                              (846,439)
                                                                                                    -----------

                  Net Property and Equipment                                                            287,169
                                                                                                    -----------

         Other Assets:
           Goodwill, net of accumulated amortization
            of $32,020                                                                                  762,165
           Investment in corporation                                                                  1,800,000
           Deposits                                                                                      17,325
                                                                                                    -----------

                  Total Other Assets                                                                  2,579,490
                                                                                                     ----------

                  Total Assets                                                                       $3,685,181
                                                                                                     ==========




                     The accompanying notes are an integral
                       part of these financial statements.

                             PROTOSOURCE CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 1999




                      LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities:
           Accounts payable                                                                        $     96,639
           Accrued expenses:
             Payroll taxes and wages                                                                     47,113
             Other                                                                                       49,750
           Deferred revenue                                                                               6,911
           Current portion of long-term debt                                                             63,441
                                                                                                   ------------
                  Total Current Liabilities                                                             263,854
                                                                                                   ------------

         Long-Term Debt, net of current portion above:
           Obligations under capital leases                                                              84,460
           Less current portion above                                                                   (63,441)
                                                                                                   ------------
                  Total Long-Term Debt                                                                   21,019
                                                                                                   ------------

         Commitments and contingencies                                                                       --

         Stockholders' Equity:
           Preferred stock, no par value; 5,000,000 shares
            authorized, none issued and outstanding                                                          --
           Common stock, no par value; 10,000,000 shares
            authorized, 1,879,332 shares issued and outstanding                                      11,428,924
           Additional paid in capital                                                                    28,158
           Accumulated deficit                                                                       (8,056,774)
                                                                                                    -----------
                  Total Stockholders' Equity                                                          3,400,308
                                                                                                    -----------
                  Total Liabilities and Stockholders' Equity                                        $ 3,685,181
                                                                                                    ===========













                     The accompanying notes are an integral
                       part of these financial statements.

                             PROTOSOURCE CORPORATION
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                      1999                1998
                                                                                      ----                ----
         Net Revenues:
          Internet service fees and other                                         $ 1,125,225          $   882,651
                                                                                  -----------          -----------

                  Total Revenues                                                    1,125,225              882,651
                                                                                  -----------          -----------

         Operating expenses:
          Selling, general and administrative                                       1,835,744              966,528
          Network lines                                                               494,897              342,042
          Depreciation and amortization                                               218,077              748,917
          Stock compensation expense                                                   17,500               10,658
                                                                                 ------------         ------------

                  Total Operating Expenses                                          2,566,218            2,068,145
                                                                                  -----------          -----------

                  Operating Loss                                                   (1,440,993)          (1,185,494)
                                                                                  -----------          -----------

         Other Income (Expense):
          Interest income                                                              91,866              127,760
          Interest expense                                                            (16,763)            (705,021)
          Rent and other income                                                        72,250               73,479
          Loss on disposal of assets                                                       --               (6,953)
                                                                                -------------          -----------

                  Total Other Income (Expense)                                        147,353             (510,735)
                                                                                -------------          -----------

         Income (Loss) Before
          Provision For Income Taxes                                               (1,293,640)          (1,696,229)

         Provision for income taxes                                                        --                   --
                                                                                -------------          ------------

         Net Loss                                                                 $(1,293,640)          $(1,696,229)
                                                                                  ===========           ===========

         Net Loss Per Share of Common Stock:
           Basic                                                                  $      (.72)        $       (1.24)
           Diluted                                                                $      (.72)        $       (1.24)

         Weighted Average Number of
          Common Shares Outstanding:
           Basic                                                                    1,789,453            1,365,484
           Diluted                                                                  1,789,453            1,365,484




                     The accompanying notes are an integral
                       part of these financial statements.

                             PROTOSOURCE CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                  Additional
                                           Common Stock             Paid In     Accumulated
                                     Shares            Amount       Capital       Deficit
                                     ------            ------     ----------    -----------
Balance at December 31, 1997         665,333    $  5,590,455    $       --     $ (5,066,905)

Issuance of common stock and
 warrants in public offering
 (net of offering costs of ..      1,137,000       5,370,904            --             --
  $1,166,846)

Repurchase of common stock
 for cash ...................        (15,112)        (77,165)           --             --

Issuance of fractional shares
 from 1997 stock splits .....             79            --              --             --

Compensation from issuance of
 stock options to Directors .           --              --            10,658           --

Net loss ....................           --              --              --       (1,696,229)
                                   ----------   ------------    ------------   -------------


Balance at December 31, 1998       1,787,300      10,884,194          10,658     (6,763,134)

Issuance of common stock upon
 exercise of stock options ..         28,334         106,252            --             --

Repurchase of common stock
 for cash ...................        (15,112)        (91,522)           --             --

Compensation from issuance of
 stock options ..............           --              --            17,500           --

Issuance of common stock in
 connection with acquisition          78,810         530,000            --             --

Net loss ....................           --              --              --       (1,293,640)
                                   ----------   ------------    ------------   -------------

Balance at December 31, 1999       1,879,332    $ 11,428,924    $     28,158   $ (8,056,774)
                                   ==========   ============    ============   =============







                     The accompanying notes are an integral
                       part of these financial statements.

                             PROTOSOURCE CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                      1999                1998
                                                                                      ----                ----
         Cash Flows From Operating Activities:
          Net loss                                                                $(1,293,640)         $(1,696,229)
          Adjustments to reconcile net loss to net cash
              (used) by operating activities:
          Depreciation and amortization                                               218,077              748,917
          Provision for bad debts                                                      32,198              173,000
          Compensation from issuance of stock options                                  17,500               10,658
          Loss on termination of capital lease                                             --                6,953
          Changes in operating assets and liabilities:
          Accounts receivable                                                         (75,851)             (31,609)
          Prepaid expenses and other assets                                            57,807              (34,550)
          Accounts payable                                                            (25,079)              25,611
          Accrued liabilities                                                          (2,689)             (14,665)
          Deferred revenue                                                             (6,836)              13,747
                                                                                 ------------         ------------

         Net Cash (Used) By Operating Activities                                   (1,078,513)            (798,167)
                                                                                  -----------          ------------

         Cash Flows From Investing Activities:
          Purchase of property and equipment                                          (63,793)             (54,082)
          Payment for termination of capital lease                                         --             (150,000)
          Increase in note receivable                                                      --              (24,999)
          Increase in employee receivables                                             (5,000)                  --
          Receipt of principal on note receivable                                          --              250,817
          Deposits                                                                     (1,501)                  --
          Investment in corporation                                                (1,800,000)                  --
          Cash paid for acquisition                                                  (203,985)                  --
                                                                                  -----------       --------------

         Net Cash Provided (Used) By Investing Activities                          (2,074,279)              21,736
                                                                                  -----------         ------------

         Cash Flows From Financing Activities:
          Payments on notes payable                                                   (70,503)            (828,095)
          Issuance of common stock                                                    106,252            6,537,750
          Offering costs incurred                                                          --           (1,068,323)
          Purchase of common stock                                                    (91,522)             (77,165)
                                                                                  -----------         ------------

         Net Cash Provided (Used) By Financing Activities                             (55,773)           4,564,167
                                                                                  -----------          -----------






                     The accompanying notes are an integral
                       part of these financial statements.

                             PROTOSOURCE CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                      1999                1998
                                                                                      ----                ----
          Net Increase (Decrease) in Cash and Cash Equivalents                    $(3,208,565)          $3,787,736

          Cash and Cash Equivalents at Beginning of Year                            3,885,884               98,148
                                                                                  -----------          -----------

          Cash and Cash Equivalents at End of Year                                $   677,319           $3,885,884
                                                                                  ===========           ==========

          Supplemental Disclosure of Cash Flow Information:
             Cash paid during the year for:
              Interest                                                            $    16,763           $  222,737
              Income taxes                                                                 --                1,600

           Supplemental Disclosure of Noncash
            Investing and Financing Activities:
             Acquisition of equipment under capital leases                        $        --           $   80,515
             Issuance of common stock in connection with acquisition                  530,000                   --





























                     The accompanying notes are an integral
                       part of these financial statements.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies
         Description of Business

             ProtoSource Corporation, formerly SHR Corporation, doing business as Software Solutions Company (the "Company"), was incorporated on July 1, 1988, under the laws of the state of California. The Company is an Internet service provider.

         Revenue Recognition

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

         Property and Equipment

             Depreciation and amortization of equipment, furniture and leasehold improvements are computed using the straight-line method over estimated useful lives of three to seven years. Assets held under capital lease obligations, are amortized using the straight-line method over the shorter of the useful lives of the assets or the term of the lease. Depreciation of property and equipment charged to operations was $190,896 and $220,168 for the years ended December 31, 1999 and 1998, respectively.

         Amortization

             Goodwill is being amortized using the straight-line method over an estimated useful life of 5 to 15 years.

             Debt issuance costs are being amortized using the straight-line method over the fifteen month term of the loans.

         Investment

             The Company's investment is in a privately-held corporation which represents less than a ten percent ownership interest in the corporation. The Company's investment in the corporation is recorded using the cost method of accounting.

         Stock-Based Compensation

             The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The
         Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". See Note 8 for pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

         Long-Lived Assets

             In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews for the impairment of long-lived assets, certain identifiable intangibles, and associated goodwill, whenever

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies (Continued)
         Long-Lived Assets (Continued)

             events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows is less than the carrying amount of the asset. No impairment losses have been identified by the Company.

         Advertising

             The Company advertises primarily through radio, television and print media. The Company's policy is to expense advertising costs, including productions costs, as incurred. Advertising expense was $123,841 and $29,820 for the years ended December 31, 1999 and 1998, respectively.

         Income Taxes

             Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

         Net Income (Loss) Per Share of Common Stock

             The Company adopted SFAS No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

             Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

             The basic and diluted earnings per share are the same since the Company had a net loss for 1999 and 1998 and the inclusion of stock options and other incremental shares would be antidilutive. Options and warrants to purchase 1,823,000 and 1,673,333 shares of common stock at December 1999 and 1998, respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

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

         Reclassifications

             Certain prior period amounts have been reclassified to conform with the current period presentation.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

2.     Long-Term Debt
         Obligations Under Capital Leases

         Long-term debt consists of the following:

         15.4% to 23.0% installment notes due in 2000
         to 2001, collateralized by equipment.                                                         $ 84,460
                                                                                                       --------

                  Total Long-Term Debt                                                                   84,460
                  Less current portion of long-term debt                                                (63,441)
                                                                                                       --------

                  Long-Term Debt                                                                       $ 21,019
                                                                                                       ========

         Installments due on debt principal, including the capital leases, at December 31, 1999 are as follows:

             Year Ending
              December 31,

                    2000                                                                               $ 63,441
                    2001                                                                                 21,019
                                                                                                       --------

                     Total                                                                             $ 84,460
                                                                                                        =======

3.     Income Taxes

         The components of the provision for income taxes are as follows:

                                                                                         1999               1998
                                                                                         ----               ----
                 Current:
                     Federal                                                           $     --           $     --
                     State                                                                   --                 --
                                                                                      ---------          ---------
                       Total                                                                 --                 --
                                                                                      ---------          ---------

                 Deferred:
                     Federal                                                                 --                 --
                     State                                                                   --                 --
                                                                                      ---------          ---------
                       Total                                                                 --                 --
                                                                                      ---------          ---------

                 Total Provision For Income Taxes                                      $     --           $     --
                                                                                       ========           ========

         The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:

                                                                                      1999               1998
                                                                                      ----               ----
                 Federal statutory rate                                               (25)%             (25)%
                 State franchise taxes,
                  net of federal benefits                                              (4)               (4)
                 Valuation allowance                                                    29               29
                                                                                     -----              ----

                  Total                                                               --%                --%
                                                                                    ======             ======

         Significant components of deferred income taxes as of December 31, 1999 are as follows:

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


3.     Income Taxes (Continued)
       ------------------------

                 Net operating loss carryforward                                 $ 2,291,200
                 Vacation accrual                                                      4,100
                 Allowance for bad debts                                              13,600
                 Amortization of goodwill                                              5,900
                 Stock option compensation                                             6,000
                                                                                ------------

                 Total Deferred Tax Asset                                          2,320,800
                                                                                ------------

                 Accelerated depreciation                                            (17,300)
                                                                                ------------

                 Total Deferred Tax Liability                                        (17,300)
                 Less valuation allowance                                         (2,303,500)
                                                                                ------------

                 Net Deferred Tax Asset                                          $        --
                                                                                ============

       The Company has assessed its past earnings history and trends, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $2,303,500 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $356,200. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

       At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $8,000,000 and $3,800,000, respectively. Such carryforwards expire in the years 2007 through 2019 and 2000 through 2004 for federal and state purposes, respectively.

4.     Stockholders' Equity
       Public Stock Offering

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

       In connection with the offering, the Company issued the Underwriter a warrant, for $10, to purchase up to 105,000 units which are exercisable at $9.49 per unit (equal to 165% of the public offering price of the Units). The Underwriter's warrant is exercisable through May 13, 2003. The units subject to the Underwriter's warrant are identical to the units sold to the public. The Company has also retained the Underwriter as a financial consultant for a period of one year at a monthly fee of $5,000 (a total of $60,000) which was paid in full upon completion of the Offering. In May 1999, the consulting agreement was extended for an additional two years at $5,000 per month through May 2001.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


5.     Preferred Stock

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

6.     Stock Options and Warrants
       Incentive Stock Option Plan

       In November 1994, the Company's Board of Directors authorized and the shareholders approved, a stock option plan which provides for the grant of incentive and nonqualified options to eligible officers and key employees of the Company to purchase up to 150,000 shares of the Company's common stock. The purchase price of such shares shall be at least equal to the fair market value at the date of grant. Such options vest at the discretion of the Board of Directors. The stock option plan expires in 2004. Under the Company's stock option plan, outstanding options vest over three years from the grant date and are generally for a six year term.

       The following table contains information on the stock options under the Company's plan for the years ended December 31, 1998 and 1999. The outstanding agreements expire from May 2004 to November 2005.

                                                                              Number of         Weighted Average
                                                                               Shares            Exercise Price

             Options outstanding at December 31, 1997                               --              $     --
              Granted                                                           56,750                   5.75
              Exercised                                                             --                    --
              Cancelled                                                         (2,750)                  5.75
                                                                              --------                  -----

             Options outstanding at December 31, 1998                           54,000                   5.75
              Granted                                                           78,500                   6.71
              Exercised                                                             --                    --
              Cancelled                                                        (16,500)                  5.75
                                                                               -------                  -----

             Options outstanding at December 31, 1999                          116,000                  $6.67
                                                                               =======                  =====

       1999 Executive Officers Stock Option Plan

       In May 1999, the Company's Board of Directors authorized a stock option plan which provides for the grant of incentive and nonqualified options to eligible officers and directors of the Company to purchase up to 150,000 shares of the Company's common stock. The purchase price of such shares shall be at least equal to the fair market value at the date of grant. Such options vest at the discretion of the Board of Directors. The stock option plan expires in 2009. Under the Company's stock option plan, options are generally for a six year term. The Company had previously granted options to its Chief Executive Officer in 1996 which were added to this stock option plan in May 1999 and are reflected as outstanding at December 31, 1998 in the table below.

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


6.     Stock Options and Warrants (Continued)

       1999 Executive Officers Stock Option Plan (Continued)

       The following table contains information on the stock options under the Company's plan for the year ended December 31, 1999. The outstanding agreements expire from October 2001 to November 2005.

                                                                            Number of             Weighted Average
                                                                              Shares               Exercise Price

             Options outstanding at December 31, 1998                           36,667                    $3.75
               Granted                                                         100,000                     6.88
               Exercised                                                            --                       --
               Cancelled                                                            --                       --
                                                                               -------                  -------

             Options outstanding at December 31, 1999                          136,667                    $6.04
                                                                               =======                  =======


       Financing Warrants

       As a part of a restructuring of its operations in 1996, the Company granted an Underwriter and a financial consulting firm warrants to purchase common stock. The warrants are exercisable at $3.75 per share for a four year period through October 31, 2001. In 1999 28,334 warrants were exercised and as of December 31, 1999, 158,333 warrants are outstanding.

       Severance Warrants

       The Company issued 20,000 warrants to a former officer in connection with termination of his employment. The warrants are exercisable at anytime after January 31, 2000 at $6.00 per share until November 2004.

       Board of Directors Options

       The Company issued 45,000 stock options to its three Non-Employee Directors in October 1998. The options vest over a three year period and are exercisable at $6.00 per share and the options are for a five year term.

       Warrants From Secondary Offering

       The Company issued warrants in connection with a secondary offering of its common stock (Note 4).

7.     Commitments and Contingencies
       Leases

       The Company leases certain computer equipment and furniture and fixtures under noncancellable capital leases. The Company leases its facilities and certain computer equipment under noncancellable operating leases. The Company's facilities lease contains a five year renewal option.

       The following is a schedule of future minimum lease payments at December 31, 1999 under the Company's capital leases (together with the present value of minimum lease payments) and operating leases that have initial or remaining noncancellable lease terms in excess of one year:

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


7.     Commitments and Contingencies (Continued)

       Leases (Continued)

                  Year Ending                                      Capital           Operating
                 December 31,                                      Leases             Leases               Total
                 ------------                                      ------             ------               -----
                      2000                                      $  73,678            $ 54,918              $128,596
                      2001                                         22,375              56,016                78,391
                      2002                                             --              23,340                23,340
                                                                --------------      ---------             ---------

             Total Minimum Lease

                   Payments                                        96,053            $134,274              $230,327
                                                                                     ========              ========

            Less amount representing interest                     (11,593)
                                                                 ---------

            Present Value of Net Minimum

                Lease Payments                                   $ 84,460
                                                                =========

         Rent expense amounted to approximately $72,081 and $62,703 for the years ended December 31, 1999 and 1998, respectively.

             Leased equipment under capital leases as of December 31, 1999 is as follows:

                 Equipment                                                                             $ 188,738
                 Less accumulated amortization                                                          (125,924)
                                                                                                       ---------

                 Net Property and Equipment Under Capital Lease                                        $  62,814
                                                                                                       =========

8.     Stock-Based Compensation Plans

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

                                                                                   1999                  1998
                                                                                   ----                  ----
             Net Loss:
               As reported                                                     $(1,293,640)          $(1,696,229)
               Pro forma                                                       $(1,388,153)          $(1,732,742)

             Net Loss Per Share of Common Stock:
               As reported                                                     $      (.72)          $     (1.24)
               Pro forma                                                       $      (.78)          $     (1.27)

       These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 1999 and 1998:

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


8.     Stock-Based Compensation Plans (Continued)

                                                                                     1999                   1998
                                                                                     ----                   ----
             Risk free interest rate                                                5.99%                     5.28%
             Expected life                                                        5.0 years               5.0 years
             Expected volatility                                                   38.18%                    41.25%
             Expected dividend yield                                                   0%                        0%

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

       The weighted average fair value price of options granted in 1999 and 1998 was $2.92 and $2.48, respectively.

       The  following   table   summarizes   information   about  the  Company's
       stock-based compensation plans outstanding at December 31, 1999:

                                              Options Outstanding                          Options Exercisable

                                                   Weighted
                                                    Average         Weighted                            Weighted
                Range of                           Remaining         Average                             Average
                Exercise           Number         Contractual       Exercise          Number            Exercise
                 Prices          Outstanding      Life-Years          Price         Exercisable           Price
                 ------          -----------      ----------          -----         -----------           -----
             $3.75 - 5.50         36,667                1.84         $3.75            36,667              $3.75
             $5.75 - 7.00        216,000                5.59         $6.62            12,500              $5.75
             ------------        -------                ----         -----            ------              -----

             $3.75 - 7.00        252,667                5.05         $6.20            49,167              $4.26
             ============        =======                ====         =====            ======              =====

       Compensation Expense

       The Company recorded compensation expense of $17,500 and $10,658 for the years ended December 31, 1999 and 1998, respectively, for the value of certain options granted to officers and Directors of the Company. The valuation of the options and warrants granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

9.     Concentration of Credit Risk

       Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash equivalents and short term investments with high credit quality financial institutions and limits its credit exposure with any one financial institution.  The  Company  provides  credit,  in the  normal  course  of business, to a large number of companies in the Internet services industry. The Company's accounts receivable are due from customers located in California and throughout the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


9.     Concentration of Credit Risk (Continued)

       requires no  collateral.  The Company  maintains  reserves for  potential
       credit   losses,   and  such  losses  have  not   exceeded   management's
       expectations.

10.    Employee Benefit Plan

       Effective May 29, 1997, the Company adopted a 401(K) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made matching contributions of $2,364 and $3,070 for the years ended December 31, 1999 and 1998, respectively. Company contributions vest as follows:

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

11.    Acquisition

       On October 28, 1999, the Company purchased the Internet subscriber base and Web hosting subscriber base from MicroNet Services, Inc. ("MicroNet"), a New Haven, Connecticut based Internet service provider. The Company paid cash of $132,500 and issued 78,810 shares of the Company's common stock valued at $530,000. The Company also incurred an additional $38,955 in cash and common stock which is payable in 2000 for certain post-closing adjustments which was accrued in 1999. The Company also incurred legal, accounting, finders fees and other direct costs related to the acquisition of approximately $71,485. The acquisition was accounted for using the purchase method of accounting. Results of the acquired entity are included in the Company's operations commencing on the acquisition date.

       The following presents the unaudited proforma results of operation as if the acquisition of MicroNet occurred on January 1 of each year. The proforma information does not purport to be indicative of the results that actually would have been obtained if the operations had been combined during the years presented and is not intended to be a projection of a future results.

                                                                                   1999                  1998
                                                                                   ----                  ----
                                                                                (Unaudited)           (Unaudited)
                 Net sales                                                     $ 1,966,563           $ 1,795,788
                 Net income (loss)                                              (1,363,349)           (2,026,020)
                 Net income (loss) per share of common stock                          (.73)                (1.40)

12.    Fair Value of Financial Instruments

       Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 1999:

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


12.    Fair Value of Financial Instruments (Continued)


                                                                                                1999

                                                                                      Carrying         Estimated
                                                                                       Amount          Fair Value
       Financial Assets:
             Cash and cash equivalents                                              $677,319               $677,319

       Financial Liabilities:
             Long-term debt                                                           84,460                 84,460

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

13.    Proposed Acquisition

       In December 1999, the Company entered into a nonbinding letter of intent to acquire certain assets of Innovative Software Designs, Inc. ("Innovative"), an Internet service provider in Minnesota. Innovative has filed for protection from creditors pursuant to chapter eleven of the United States Bankruptcy Code. The Company will acquire Innovative's subscriber base and certain intangible assets for an aggregate purchase price of approximately $2,600,000 plus 50% of Innovative's gross revenues for a period of 90 days following the closing date. $1.6 million of the purchase price shall be paid in cash and $1 million will be paid in shares of the Company's stock at the thirty day average of the closing price of the common stock prior to closing.

14.    Proposed Public Stock Offering

       On February 22, 2000, the Company executed a letter of intent with an Underwriter to offer 800,000 shares of the Company's common stock at approximately $6.25 per share on a firm commitment basis. The Company will also grant the Underwriter an option to purchase an additional 120,000 shares from the Company to cover over-allotments for a period of forty-five days from the effective date of the Registration Statement.

       The Company will pay the Underwriter a commission equal to ten percent of the gross proceeds of the offering and a non-accountable expense allowance equal to three percent of the gross proceeds of the offering. In connection with the offering, the Company has agreed to issue the Underwriter a warrant, for $10, to purchase up to 80,000 shares of common stock. The Underwriter's warrant is exercisable for a period of four years beginning one year from the effective date of the Registration Statement. The exercise price of the Underwriter's warrant shall be an amount equal to 120% of the price of the shares sold to the public. There can be no assurance that the Offering will be successfully completed.

       The Underwriter has also agreed to act as placement agent for a minimum $1,000,000 bridge financing on a best efforts basis prior to the public offering described above. The bridge financing is to be in the form of units which would contain promissory notes with interest at 10% to 12%. In addition, each $25,000 unit would contain such number of shares of the Company's common stock equal to $25,000 divided by the closing stock price on the closing date for the bridge financing. The promissory notes will be due at the closing of the above public offering or one year from the date of

                             PROTOSOURCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


14.    Proposed Public Stock Offering (Continued)

       issuance, whichever occurs first. The Underwriter will be paid a 10% commission and a 3% nonaccountable expense allowance and warrants to purchase up to 10% of the common stock issuable as part of the units at an exercise price equal to 120% of the closing price of the common stock on the day prior to closing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                  None.





                                    PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Officers and Directors

                  The name, age and position of each of the Company's executive officers and directors are set forth below:

         Name                       Age                             Officer/ Director                Since
                                                                       Position

         William Conis               52                              Chief Executive                 1998
                                                                     Officer, Chief Financial
                                                                     Officer and Director

         Andrew Stathopoulos         50                              Director                        1998

         Michael A. Gales            54                              Director                        1999

         Seymour G. Siegel           57                              Director                        2000

         Raymond J. Meyers           43                              Former Chief Executive          1996
                                                                     Officer, Chief Financial
                                                                     Officer and Director

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

         Background

                  The following is a summary of the business experience, for at least the last five years, of each executive officer and director of the Company:

            William Conis has been a director since July 1998 and became Chief Executive Officer and Chief Financial Officer in November 1999. He was Vice President--Eastern Region for Hitachi Data Systems from July 1997 through July 1999, and was Hitachi's New York-based District Manager from July 1995 to July 1997. From March 1984 to July 1995, Mr. Conis was a senior consultant for the Kappa Group, a management consulting firm located in New Jersey. He earned a Bachelor's degree and Master's degree in Electrical Engineering from New York University in 1968 and 1971, respectively.

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

               Michael A. Gales became a director in October 1999. Mr. Gales has served as Executive Vice President/Corporate Finance of Andrew,
          Alexander, Wise & Company, Inc., since June 1999. From 1998 to June 1999, Mr. Gales served as Managing Director of InterBank Capital Group, LLC. Prior to joining InterBank, from 1996 Mr. Gales served as Managing Director/Corporate Finance of Janssen-Meyers Associates, LP. From 1990 to 1995, Mr. Gales served as Chief Executive Officer and Chairman of the Board of Anchor Capital Co., LLC. Prior to 1990, Mr. Gales spent over 13 years in successively senior management roles in international engineering and technology licensing operations focusing on the maritime, petroleum and process industries. Mr. Gales is Chairman of the Board of TEAMIES, LLC, a privately held television production and licensing organization focusing on sports related children's programming.

               Seymour G. Siegel (Certified Public Accountant - inactive) became a director in February 2000. Since 1994, Mr. Siegel, has been president of Siegel Rich Inc., a New York firm which provides advisory services to businesses primarily in strategic planning, mergers and acquisitions. From 1974 to 1990, he was senior partner and founder of Siegel Rich & Co., CPA's, P.C. In 1990, Siegel Rich & Co. merged with M.R. Weiser & Co., a large regional accounting firm, where he remained a senior partner until 1993. Mr. Siegel is also a director of BarPoint.Com, a public company engaged in the collection and processing of bar code information.

               Raymond J. Meyers became the Company's Chief Executive Officer in December 1996. From 1985 to 1996, he was employed by Transamerica

          Corporation holding a variety of positions, most recently (from 1991 to 1996) as Director of Business Services for Transamerica Telecommunications. Mr. Meyers graduated from Rutgers University in 1979, with a Bachelor of Arts degree in Economics. Mr. Meyers resigned from all positions with the Company as of November 1, 1999.

            On November 3, 1999, and effective as of November 1, 1999, Raymond Meyers resigned from his positions as Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company. In connection with his resignation, the Company has entered into a severance agreement with Mr. Meyers, pursuant to which the Company will pay Mr. Meyers $35,000, over a period of no more than six months, and grant him 20,000 options to purchase the Company's common stock at an exercise price of $6.00 per share. In addition, the Company entered into a six month consulting agreement with Mr. Meyers, pursuant to which the Company will pay Mr. Meyers at an hourly rate of $100. Mr. Meyers Resigned as a Director in January 2000.

         Section 16(A) Beneficial Ownership Reporting Compliance

                  Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 1999, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 1999.

         ITEM 10.  EXECUTIVE COMPENSATION

                  None of the Company's executive officers or directors currently receive compensation in excess of $100,000 per year except Mr. Conis, the Company's Chief Executive Officer, who receives a base salary of $175,000 per year pursuant to an Employment Agreement which expires on October 31, 2001, subject to renewal. Mr. Conis' base salary increases to $200,000 per year once the Company's gross revenues run at the rate of $3,500,000 annually and operating profitability exceeds on an annual basis $600,000 for at least three consecutive months and further increases to $250,000 if the Company's gross revenues run at the rate of $5,000,000 annually and operating profitability on an annual basis exceeds $1,200,000 for at least three consecutive months. The Employment Agreement also provides for the issuance of 100,000 stock options exercisable at $6.875 per share, subject to a vesting schedule. Other than Mr. Meyers, no executive officer or director received compensation in excess of $100,000 for the calendar years ended December 31, 1999 or 1998. Compensation for all officers and directors as a group for the calendar years ended December 31, 1999 and 1998 aggregated $190,054 and $158,753, respectively.

                  The following table discloses certain compensation paid to the Company's Chief Executive Officer for the calendar years ended December 31, 1999 and 1998.

                                                                                                            Long Term
Name          and                                                                                          Compensation
Principal                                                 Other        Annual        All Other     Awards/Securities Underlying
Position                      Year     Salary ($)      Compensation    Bonus      Compensation              Options(#)
--------                      ----     ----------      ------------    -----      ------------              ----------
William Conis, Chief
Executive Officer (1)
                              1999      $27,259            -             -             -                    100,000
                              1998         -               -             -             -                       -
Raymond J. Meyers, Former
Chief Executive Officer
(1)                           1999       $162,795          -             -             -                    20,000
                              1998       $140,005          -             -             -                       -


         Option Grants in Last Year and Stock Option Grant

                  The following table provides information on option grants during the year ended December 31, 1999, to the named executive officers:

                                                              Percent of Total
                                        Number of              Options
                                      Common Stock             Granted to
                                    Underlying Options         Employees in        Exercise Price
Name                                     Granted               Fiscal Year          ($/Share)        Expiration Date
----                                     -------               -----------          ---------        ---------------
William Conis                            100,000                  50.4%               $6.875              2004
Raymond J. Meyers                         20,000                  10.1%               $6.00               2004

               Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

                  The following table provides information on the value of the named executive officers' unexercised options at December 31, 1999. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 1999.

                                                                                           Value of
                                                      Number of Unexercised        Unexercised In-The-Money
                                                      Options at Year End (1)       Options at Year End (1)
                    Name                            Exercisable   Unexercisable    Exercisable     Unexercisable

         William Conis                                  5,000          110,000          $0              $0

         Raymond J. Meyers                            36,667          20,000            $91,668         $5,000

         (1) The closing price of the Common Stock on December 31, 1999, as reported by on the Nasdaq SmallCap Market was $6.25.

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

                  The Plan is administered by the Board of Directors and terminates in November 2004. At December 31, 1999, the Company had reserved 150,000 shares of Common Stock for issuance under the Plan. Under the Plan, the Board of Directors determines which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price.

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

                  As of December 31, 1999, 135,250 options have been granted under the Plan and 116,000 options are outstanding.

         1999 Executive Officer Stock Option Plan

                     In May 1999, the Board of Directors approved the 1999 Executive Officer Stock Option Plan (the "1999 Plan") for the benefit of the executive officers. The 1999 Plan is intended to provide an incentive to individuals to act as executive officers and to maintain a continued interest in the Company's operations. All options under the 1999 Plan will be issued under Section 422A of the Internal Revenue Code, and include qualified and non-qualified stock options.

              The terms of the 1999 Plan provide that the Company is authorized to grant options to purchase shares of common stock to executive officers upon the majority consent of the Board of Directors. The option price to be paid by optionees for shares under qualified stock options must not be less than the fair market value of the shares as reported by the Nasdaq SmallCap Market on the date of the grant. The option price for nonqualified stock options must not be less than 85% of such fair market value. Options must be exercised within six years following the date of grant and the optionee must exercise options during service to the Company or within three months of termination of such service (12 months in the event of death or disability). The Board of Directors may extend the termination date of an option granted under the Plan.

              A total of 150,000 shares of authorized but unissued common stock have been reserved for issuance pursuant to the 1999 Plan of which 136,667 options are currently outstanding, exercisable at $3.75 to $6.875 per share.

              Options under the 1999 Plan may not be transferred, except by will or by the laws of intestate succession. The number of shares and price per share of the options under the Plan will be proportionately adjusted to reflect forward and reverse stock splits. The holder of an option under the 1999 Plan has none of the rights of a shareholder until shares are issued.

              The 1999 Plan is administered by the Board of Directors which has the power to interpret the 1999 Plan, determine which persons are to be granted options and the amount of such options. The provisions of the Federal Employee Retirement Income Security Act of 1974 do not apply to the 1999 Plan. Shares issuable upon exercise of options will not be purchased in open market transactions but will be issued by us from authorized shares. Payment for shares must be made by optionees in cash from their own funds. No payroll deductions or other installment plans have been established.

              Shares issuable under the 1999 Plan may be sold in the open market, without restrictions, as free trading securities. No options may be assigned, transferred, hypothecated or pledged by the option holder. No person may create a lien on any securities under the 1999 Plan, except by operation of law. However, there are no restrictions on the resale of the shares underlying the options. The 1999 Plan will remain in effect until May, 2009 but may be terminated or extended by the Board of Directors.

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                                           Amount of        Percent of
         Name                             Ownership             Class

         William Conis(1)                     5,300             *

         Andrew Stathopoulos (2)              5,000             *

         Michael A. Gales                     -                  -

         Seymour G. Siegel(3)                 5,000            .*

         All officers and
         directors as  a

         group (4 persons)(1)(2))(3)         15,300            *
         ----------------------
          *  Less than 1%

         (1) Includes presently exercisable options to purchase 5,000 shares at $6.875 per share. Does not include shares issuable upon exercise of 110,000 options which are not presently exercisable.

         (2) Represents stock options to purchase 5,000 shares at $6.00 per share at any time until November 2003.

         (3) Represents stock options to purchase 5,000 shares at $6.00 per share at any time until February 2005.

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.


         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

           a.     Exhibits:

         Exhibit No.        Title

         3.01           Restated Articles of Incorporation of the Registrant (1)

         3.02           Bylaws of the Registrant (1)

         4.01           1995 Incentive Stock Option Plan (1)

         4.02           Form of Incentive Stock Option  Agreement  under the 1995 Executive  Officer Stock
                        Option Plan (1)

         4.03           1999 Executive Officer Stock Option Plan (2)

         4.04           Form of Incentive Stock Option  Agreement  under the 1995 Executive  Officer Stock
                        Option Plan (2)

         4.05           Form of  Non-Statutory  Stock Option  Agreement  under the 1995 Executive  Officer
                        Stock Option Plan (2)

         4.06           Warrant Agreement with Andrew, Alexander, Wise & Co., Incorporated (3)

         10.01          Capitalized Lease Agreement (1)

         10.02          Divestiture Agreement (2)

         10.03          Employment Agreement with Mr. Conis (4)

         10.04          Severance agreement with Mr. Meyers (4)

         10.05          Asset Purchase Agreement, dated as of October 28, 1999, and effective as of
                        November 1, 1999, by and among MicroNet Services, Inc., Kanfer Associates, Denise
                        Rosenkrantz, James M. Sette and ProtoSource Corporation (4)

         10.06          Form of Consulting Agreement, dated as of November 3, between ProtoSource
                        Corporation and Raymond J. Meyers. (4)

         24.01          Consent of Angell & Deering

         (1)  Incorporated  by  reference  to  the   Registrant's   Registration
         Statement on Form SB-2, file number 33-86242.

         (2)  Incorporated  by  reference  to  the   Registrant's   Registration
         Statement on Form S-8, file number 333-85361.

         (3)  Incorporated  by  reference  to  the   Registrant's   Registration
         Statement on Form SB-2, file number 333-20543.

         (4) Incorporated by reference to the Registrant's Form 8-K, filed on November 9, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on March 29, 2000.

                                              PROTOSOURCE CORPORATION



                                              By  /s/ William Conis
                                                  William Conis
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

         Signature                          Title                           Date

         /s/ William Conis                  Chief  Executive Officer        March 29, 2000
         -----------------
         William Conis                      Chief Financial Officer
                                            (Principal Accounting
                                            Officer), and Director

         /s/ Andrew Stathopoulos            Director                        March 29, 2000
         -----------------------
         Andrew Stathopoulos

         /s/ Michael A. Gales               Director                        March 29, 2000
         --------------------
         Michael A. Gales

         /s/ Seymour G. Siegel              Director                        March 29, 2000
         ---------------------
         Seymour G. Siegel