Form 10QSB
period 2000-03-31
PROTOSOURCE CORP
filed 2000-05-15
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                              Washington D.C. 20549
                            ------------------------

                                   Form 10-QSB
(Mark One)

[  X  ]   Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934

                For the quarterly period ended March 31, 2000 or

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from _____ to _____

                         Commission file number 33-86242

                             ProtoSource Corporation
              ----------------------------------------------------
             (exact name of registrant as specified in its charter)

          California                                              77-0190772
 ------------------------------                              -------------------
(State of other jurisdiction of                                 (IRS Employer
 Incorporation of organization)                              Identification No.)

                           2800 28th Street, Suite 170
                             Santa Monica, CA 90405
                -----------------------------------------------
               (address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (559) 490-8600

                                  -------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

There were 2,061,785 shares of the registrant's common stock, no par value outstanding on April 18, 2000.

ProtoSource Corporation
                                      Index

                                                                            Page
                                                                            ----
Part I      Financial Information

            Item 1.  Financial Statements

                     Condensed Balance Sheet
                     at March 31, 2000                                        3

                     Condensed Statements of Operations
                     for the three months ended March 31, 2000 and 1999       5

                     Condensed Statements of Cash Flows
                     for the three months ended March 31, 2000 and 1999       6

                     Notes to Condensed Financial Statements                  8

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      9

Part II.    Other Information

                     Other Information                                       11

                     Signatures                                              11






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

                             ProtoSource Corporation
                             Condensed Balance Sheet
                                 March 31, 2000
                                   (Unaudited)

                                     Assets

Current assets:
  Cash and cash equivalents                                         $   720,946
  Accounts receivable - trade net of allowance
    for doubtful accounts of $39,698                                     82,416
  Prepaid expenses and other                                             16,080
                                                                    -----------
     Total current assets                                               819,442
                                                                    -----------
Property and equipment, at cost:
  Equipment                                                             979,613
  Furniture                                                             147,533
  Leasehold improvements                                                  6,462
                                                                    -----------
                                                                      1,133,608
  Less accumulated depreciation and amortization                       (882,999)
                                                                    -----------
     Net property and equipment                                         250,609
                                                                    -----------

Other assets:
  Goodwill, net of accumulated amortization of $71,021                  723,164
  Investment in Corporation                                           1,800,000
  Debt issuance costs                                                   446,770
  Deferred offering costs                                                35,000
  Deposits                                                               19,927
                                                                    -----------
     Total other assets                                               3,024,861
                                                                    -----------

     Total assets                                                   $ 4,094,912
                                                                    ===========


                   The accompanying notes are an integral part
               of these unaudited condensed financial statements.

                            ProtoSource Corporation
                            Condensed Balance Sheet
                                 March 31, 2000
                                   (Unaudited)

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                       47,127
  Accrued expenses                                                       14,478
  Deferred revenue                                                       20,084
  Current portion of long-term debt                                     442,441
                                                                   ------------
     Total current liabilities                                          524,130
                                                                   ------------

Long-term debt, net of current portion above:
  Individuals and other                                                 379,000
  Obligations under capital leases                                      108,917
  Less current portion above                                           (442,441)
                                                                   ------------
     Total long-term debt                                                45,476
                                                                   ------------
Commitments and contingencies                                              --

Stockholders' equity:
  Preferred stock, no par value; 5,000,000
   shares authorized, none issued
   and outstanding                                                         --
  Common stock, no par value; 10,000,000
   shares authorized, 1,970,427 shares
   issued and outstanding                                            11,922,130
  Additional paid in capital                                             28,158
  Accumulated deficit                                                (8,424,982)
                                                                   ------------
     Total stockholders' equity                                       3,525,306
                                                                   ------------

     Total liabilities and stockholders' equity                    $  4,094,912
                                                                   ============





                   The accompanying notes are an integral part
               of these unaudited condensed financial statements.

                             ProtoSource Corporation
                       Condensed Statements of Operations
                                   (unaudited)

                                                Three months ended March 31,
                                                ----------------------------
                                                2000                    1999
                                                ----                    ----

Net revenues                                $   369,458             $   277,821
                                            -----------             -----------

Operating expenses:
  Cost of revenues                              165,022                  80,196
  Sales and marketing                            77,829                  47,577
  General and Administrative                    501,118                 354,928
                                            -----------             -----------
 Total operating expenses                       743,969                 482,701
                                            -----------             -----------

Operating loss                                 (374,511)               (204,880)
                                            -----------             -----------

Other income (expense):
  Interest income                                 9,980                  41,233
  Interest expense                               (3,677)                (11,206)
  Other income, net                                --                   105,000
                                            -----------             -----------
  Total other income (expense)                    6,303                 135,027
                                            -----------             -----------

Loss before provision for income taxes         (368,208)                (69,853)

Provision for income taxes                         --                      --
                                            -----------             -----------

Net Loss                                    $  (368,208)            $   (69,853)
                                            ===========             ===========

Net Income (Loss) Per
 Share of Common Stock:
 Basic                                      $      (.19)            $      (.04)

 Diluted                                    $      (.19)            $      (.04)

Weighted Average Number of
Common Shares Outstanding:

 Basic                                        1,889,539               1,781,255
 Diluted                                      1,889,539               1,781,255

                   The accompanying notes are an integral part
               of these unaudited condensed financial statements.

                                        ProtoSource Corporation
                                    Condensed Statements of Cash Flows
                                             (Unaudited)

                                                                          Three months ended March 31,
                                                                          ----------------------------
                                                                           2000                    1999
                                                                           ----                    ----

Cash flows from operating activities:
Net loss                                                               $  (368,208)           $   (69,853)
Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                         75,561                 46,260
      Bad debt recovery                                                       --                 (105,000)
      Changes in operating assets:
        Accounts receivable                                                 15,336                (41,268)
        Prepaid expenses and other assets                                   22,371                 27,602
        Accounts payable                                                   (49,512)               (77,166)
        Accrued expenses                                                   (82,385)               (26,891)
        Deferred revenue                                                    13,173                 (7,480)
                                                                       -----------            -----------

          Net cash (used) by operating activities                         (373,664)              (253,796)
                                                                       -----------            -----------
Cash flows from investing activities:
    Deposits                                                                (2,602)                  --
    Employee receivable                                                      5,000                   --
                                                                       -----------            -----------
          Net cash provided by investing activities                          2,398                   --
                                                                       -----------            -----------
Cash flows from financing activities:
    Proceeds from borrowing                                                420,028                   --
    Payments on notes payable                                              (16,571)               (20,470)
    Offering costs incurred                                                (35,000)                  --
    Debt issuance costs incurred                                           (67,770)                  --
    Purchase of common stock                                                  --                  (91,522)
    Issuance of common stock                                               114,206                   --
                                                                       -----------            -----------
          Net cash provided (used) by financing activities                 414,893               (111,992)
                                                                       -----------            -----------

          Net increase (decrease) in cash and cash equivalents              43,627               (365,788)

          Cash and cash equivalents at beginning of period                 667,319              3,885,884
                                                                       -----------            -----------

          Cash and cash equivalents at end of period                   $   720,946            $ 3,520,096
                                                                       ===========            ===========


                                   The accompanying notes are an integral part
                                of these unaudited condensed financial statements.

                                                        6

                             ProtoSource Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2000             1999
                                                     ---------------------------

Supplemental Disclosure of Cash Flow information:
  Cash paid during the period for:

         Interest                                      $   -          $11,206
         Income taxes                                      -                -

Supplemental Disclosure of Noncash
  Investing and Financing Activities:
         Issuance of common stock in connection        $ 379,000      $     -
         with financing






                   The accompanying notes are an integral part
               of these unaudited condensed financial statements.

                             ProtoSource Corporation
                Notes to Condensed Unaudited Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.


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

The basic and diluted earnings per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be antidilutive. Options and warrants to purchase 1,795,045 and 1,669,833 shares of common stock at March 31, 2000 and 1999, respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2000 vs. Three Months Ended March 31, 1999

     Net Revenues. For three months ended March 31, 2000 net sales were $369,458 versus $277,821 in the same period of the prior year. The rise in revenues is primarily attributed to increased marketing efforts resulting in the acquisition of ISP accounts from Micronet Services, Inc. The Company believes that revenues will continue to increase as marketing plans are executed that focus on increasing brand recognition and differentiation of service offerings (i.e., Internet access, web site development and electronic commerce), and by entering into agreements with or acquiring other Internet related companies.

     Operating Expenses. For three months ended March 31, 2000, total operating expenses were $743,969 versus $482,701 in the same period of the prior year. This increase of $261,268 is primarily attributed to higher network lines, salary, and amortization costs. The increase in amortization costs of approximately $39,000 is attributed to the fourth quarter 1999 acquisition of MicroNet Services, Inc. The increase in network lines expense of approximately $85,000 is primarily due to network upgrades and increased network usage. The Company believes that operating expenses will increase as revenues increase.

     Operating Loss. The Company's operating loss for the period ending March 31, 2000 totaled $374,511 versus $204,880 in 1999. This increase of $169,631 is due to an increase in total operating expenses. Management believes that operating results will improve as revenues increase.

     Interest income. Net interest income totaled $6,303 for the period ending March 31, 2000 versus net interest income of $30,027 in 1999.

     Other income. Net other income for the three months ended March 31, 2000 was $0 versus $105,000 for the same period in 1999. The 1999 total of $105,000 was due to collection of a note receivable which was previously written off as uncollectable.

Liquidity and Capital Resources

For the three months ended March 31,2000, the Company used $373,664 of cash for operating activities. The Company has working capital of $295,312 at March 31, 2000 which is a decrease of $259,356 from December 31, 1999. As of March 31, 2000, the Company had $720,946 in cash and cash equivalents and total liabilities of $569,606.

On February 22, 2000, the Company executed a letter of intent with an Underwriter to offer 800,000 shares of the Company's common stock at approximately $6.25 per share on a firm commitment basis. The Company will also grant the Underwriter an option to purchase an additional 120,000 shares from the Company to cover over-allotments for a period of forty-five days from the effective date of the registration Statement. The Company and the Underwriter have agreed to delay the public offering for an indeterminate period of time.

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

Part II. Other Information

Item 5.  Other Information


ProtoSource is presently considering two alternative business combinations. First, ProtoSource is in active discussions with a significantly larger private company engaged in the development and sale of business-to-business internet software solutions for the industrial plant and process design market. This company has invested $2.5m into the development of an online marketplace and application services portal as a means through which to fully leverage the benefits of business-to-business e-commerce for the industrial power and process markets. Although no terms have been finalized, it is contemplated that this profitable company would become the majority stockholder of ProtoSource.

ProtoSource has also obtained an option to purchase all of the outstanding stock of Suncoast Automation, Inc. ("Suncoast"), a private company engaged in providing customized cable television systems for vacation time-share resorts and planned communities. ProtoSource was granted the option in connection with a loan to Suncoast in the aggregate amount of $500,000. The loan will be secured by a lien on a substantial majority of Suncoast's capital stock.


Item 6.  Exhibits and Reports on form 8-K

         None




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ProtoSource Corporation,



May 11, 2000                                /s/  William Conis
                                            ------------------------------------
                                            William Conis,
                                            Chief Executive Officer/
                                            Principal Accounting Officer