Form 10QSB
period 2000-06-30
PROTOSOURCE CORP
filed 2000-08-14
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                              Washington D.C. 20549


                                   Form 10-QSB
                                   (Mark One)

    [ X ] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

              Transition Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.

                  For the transition period from _____ to _____

                         Commission file number 33-86242

                             ProtoSource Corporation
              ----------------------------------------------------
             (exact name of registrant as specified in its charter)

           California                                          77-0190772
 ------------------------------                             ------------------
(State of other jurisdiction of                               (IRS Employer
Incorporation of organization)                              Identification No.)

                           2300 Tulare St., Suite 210
                                Fresno, CA 93721
                ------------------------------------------------
               (address of principal executive offices, zip code)

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

There were 2,175,395 shares of the registrant's common stock, no par value outstanding on August 1, 2000.

ProtoSource Corporation
                                      Index

                                                                          Page
                                                                          ----

Part I      Financial Information

            Item 1.  Financial Statements

                     Condensed Balance Sheet at June 30, 2000                3

                     Condensed Statements of Operations for the
                     three months ended June 30, 2000 and 1999               5

                     Condensed Statements of Operations
                     for the six months ended June 30, 2000 and 1999         6

                     Condensed Statements of Cash Flows
                     for the six months ended June 30, 2000 and 1999         7

                     Notes to Condensed Financial Statements                 9

             Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    10

Part II.    Other Information

                     Other Information                                      13

                     Signatures                                             13






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

                             ProtoSource Corporation
                             Condensed Balance Sheet
                                  June 30, 2000
                                   (Unaudited)

                                     Assets

Current assets:
   Cash and cash equivalents                                        $   935,454
   Accounts receivable - trade net of allowance
   for doubtful accounts of $15,000                                     106,514
   Prepaid expenses and other                                            10,140
   Note Receivable                                                      500,000
                                                                    -----------

   Total current assets                                               1,552,108
                                                                    -----------

Property and equipment, at cost:
   Equipment                                                            979,613
   Furniture                                                            147,533
   Leasehold improvements                                                 6,462
                                                                    -----------

                                                                      1,133,608
   Less accumulated depreciation and amortization                      (919,558)
                                                                    -----------

   Net property and equipment                                           214,050
                                                                    -----------


Other assets:
   Goodwill, net of accumulated amortization of $110,022                671,711
   Investment in Corporation                                          1,800,000
   Debt issuance costs, net of accumulated amortization
   of $353,505                                                        1,368,995
   Deferred offering costs                                               35,000
   Deposits                                                              20,867
                                                                    -----------

     Total other assets                                               3,896,573
                                                                    -----------


     Total assets                                                   $ 5,662,731
                                                                    ===========



                   The accompanying notes are an integral part
               of these unaudited condensed financial statements.

                             ProtoSource Corporation
                             Condensed Balance Sheet
                                  June 30, 2000
                                   (Unaudited)

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                $      3,927
   Accrued expenses                                                      43,116
   Deferred revenue                                                      23,206
   Current portion of long-term debt                                  1,563,441
                                                                   ------------

     Total current liabilities                                        1,633,690
                                                                   ------------


Long-term debt, net of current portion above:
   Individuals and other                                              1,500,000
   Obligations under capital leases                                      90,361
   Less current portion above                                        (1,563,441)
                                                                   ------------

     Total long-term debt                                                26,920
                                                                   ------------

Commitments and contingencies                                              --

Stockholders' equity:
   Preferred stock, no par value; 5,000,000
   shares authorized, none issued
   and outstanding                                                         --
   Common stock, no par value; 10,000,000
   shares authorized, 2,175,395 shares
   issued and outstanding                                            13,150,885
   Additional paid in capital                                            28,158
   Accumulated deficit                                               (9,176,922)
                                                                   ------------

     Total stockholders' equity                                       4,002,121
                                                                   ------------

     Total liabilities and stockholders' equity                    $  5,662,731
                                                                   ============






                   The accompanying notes are an integral part
               of these unaudited condensed financial statements.


                                       ProtoSource Corporation
                                  Condensed Statements of Operations
                                              (unaudited)

                                     Three months ended June 30,
                                     ---------------------------

                                                                   2000                      1999
                                                                   ----                      ----

Net revenues                                                    $   381,687              $   244,866
                                                                -----------              -----------

Operating expenses:
   Cost of revenues                                                 175,043                   88,299
   Sales and marketing                                               96,438                   97,330
   General and administrative                                       834,377                  365,487
                                                                -----------              -----------

Total operating expenses                                          1,105,858                  551,116
                                                                -----------              -----------

Operating loss                                                     (724,171)                (306,250)
                                                                -----------              -----------

Other income (expense):
   Interest income                                                    5,536                   19,295
   Interest expense                                                 (33,305)                  (4,413)
                                                                -----------              -----------


   Total other income (expense)                                     (27,769)                  14,882
                                                                -----------              -----------

Loss before provision for income taxes                             (751,940)                (291,368)

Provision for income taxes                                             --                       --
                                                                -----------              -----------

Net Loss                                                        $  (751,940)             $  (291,368)
                                                                ===========              ===========


Net Income (Loss) Per
Share of Common Stock:
   Basic                                                        $      (.36)             $      (.16)

   Diluted                                                      $      (.36)             $      (.16)

Weighted Average Number of Common Shares Outstanding:


   Basic                                                          2,114,999                1,772,188
   Diluted                                                        2,114,999                1,772,188

                             The accompanying notes are an integral part
                           of these unaudited condensed financial statements





                                 ProtoSource Corporation
                           Condensed Statements of Operations
                                       (unaudited)

                               Six months ended June 30,
                               -------------------------

                                                        2000                        1999
                                                        ----                        ----


Net revenues                                        $   751,145                  $   522,687
                                                    -----------                  -----------


Operating expenses:
     Cost of revenues                                   340,065                      168,495
     Sales and marketing                                174,267                      144,907
     General and administrative                       1,335,495                      720,415
                                                    -----------                  -----------

Total operating expenses                              1,849,827                    1,033,817
                                                    -----------                  -----------


Operating loss                                       (1,098,682)                    (511,130)
                                                    -----------                  -----------


Other income (expense):
     Interest income                                     15,516                       60,528
     Interest expense                                   (36,982)                     (15,619)
     Other income, net                                     --                        105,000
                                                    -----------                  -----------

     Total other income (expense)                       (21,466)                     149,909
                                                    -----------                  -----------


Loss before provision for income taxes               (1,120,148)                    (361,221)

Provision for income taxes                                 --                           --
                                                    -----------                  -----------


Net Loss                                            $(1,120,148)                 $  (361,221)
                                                    ===========                  ===========


Net Income (Loss) Per
     Share of Common Stock:
     Basic                                          $      (.56)                 $      (.20)

     Diluted                                        $      (.56)                 $      (.20)

Weighted Average Number of
Common Shares Outstanding:

     Basic                                            2,002,381                    1,776,697
     Diluted                                          2,002,381                    1,776,697

                   The accompanying notes are an integral part
               of these unaudited condensed financial statements.




                                      ProtoSource Corporation
                                Condensed Statements of Cash Flows
                                            (Unaudited)

                                       Six months ended June 30,
                                       -------------------------

                                                                         2000                     1999
                                                                         ----                     ----

Cash flows from operating activities:
   Net loss                                                          $(1,120,148)             $  (361,221)
Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                         504,626                   92,520
   Bad debt recovery                                                        --                   (105,000)
   Changes in operating assets:
      Accounts receivable                                                 (8,762)                 (48,374)
      Prepaid expenses and other assets                                   28,311                  (20,941)
      Accounts payable                                                   (53,757)                (107,567)
      Accrued expenses                                                   (53,747)                  45,899
      Deferred revenue                                                    16,295                   (3,995)
                                                                     -----------              -----------


      Net cash (used) by operating activities                           (687,182)                (508,679)
                                                                     -----------              -----------

Cash flows from investing activities:
   Purchase of property and equipment                                       --                    (28,957)
   Deposits                                                               (3,542)                    --
   Employee receivable                                                     5,000                     --
   Receipt of principal on notes receivable                                 --                    105,000
   Investment in corporation                                                --                 (1,800,000)
   Loan to corporation                                                  (500,000)                    --
                                                                     -----------              -----------

   Net cash (used) by investing activities                              (498,542)              (1,723,957)
                                                                     -----------              -----------

Cash flows from financing activities:
   Proceeds from borrowing                                             1,541,028                     --
   Payments on notes payable                                             (35,127)                 (31,667)
   Offering costs incurred                                               (35,000)                    --
   Debt issuance costs incurred                                         (222,500)                    --
   Purchase of common stock                                                 --                    (91,522)
   Issuance of common stock                                              195,458                     --
                                                                     -----------              -----------
   Net cash provided (used) by financing activities                    1,443,859                 (123,189)
                                                                     -----------              -----------

   Net increase (decrease) in cash and cash equivalents                  258,135               (2,355,825)

   Cash and cash equivalents at beginning of period                      677,319                3,885,884
                                                                     -----------              -----------

   Cash and cash equivalents at end of period                        $   935,454              $ 1,530,059
                                                                     ===========              ===========


                             The accompanying notes are an integral part
                           of these unaudited condensed financial statements.

                                                 7


                             ProtoSource Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                             Six months ended June 30,
                             -------------------------

                                                            2000          1999
                                                            ----          ----


Supplemental Disclosure of Cash Flow information:
   Cash paid during the period for:

         Interest                                        $    7,387      $15,619
         Income taxes                                          --           --

Supplemental Disclosure of Noncash
   Investing and Financing Activities:
   Issuance of common stock in connection                $1,500,000      $--
   with financing
   Issuance of common stock for additional               $   26,503      $--
   consideration for an acquisition





                   The accompanying notes are an integral part
               of these unaudited condensed financial statements.

                             ProtoSource Corporation
                Notes to Condensed Unaudited Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.


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

The basic and diluted earnings per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be antidilutive. Options and warrants to purchase 1,773,378 and 1,669,833 shares of common stock at June 30, 2000 and 1999, respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

Managements Discussion and Analysis of Financial Condition and
 Results of Operations

Results of Operations

Three Months ended June 30, 2000 vs. Three Months ended June 30, 1999


     Net Revenues. For the three months ended June 30, 2000 net sales were $381,687 versus $244,866 in the same period of the prior year. The increase in revenues is attributed to acquisition of ISP accounts from Micronet Services, Inc., new reseller accounts and completed web development projects. The Company believes that revenues will continue to increase as marketing plans are executed that focus on DSL, Web development and outsourcing technical support for other ISP's, and by entering into agreements with or acquiring other Internet related companies.

     Operating Expenses. For the three months ended June 30, 2000, total operating expenses were $1,105,858 versus $551,116 in the same period of the prior year. This increase of $554,742 is primarily attributed to higher network lines, salary, and amortization costs. The increase in amortization costs is attributed to the amortization of debt issuance costs from the bridge loan consummated during the second quarter and amortization of the goodwill from the MicroNet acquisition in late 1999. The increase in cost of revenues is a result of an increase in network lines expense of approximately $86,744 which is primarily due to network upgrades and increased network usage. The Company believes that operating expenses will increase as revenues increase.

     Operating Loss. The Company's operating loss for the period ending June 30, 2000 totaled $724,171 versus $306,250 in 1999. This increase of $417,921 is due to an increase in total operating expenses. Management believes that operating results will improve as revenues increase.

     Interest income. Net interest income totaled $(27,769) for the period ending June 30, 2000 versus net interest income of $14,882 in 1999. The increase in interest expense is a result of interest expense associated with the bridge loans completed in May 2000.

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Results of Operations

Six Months Ended June 30, 2000 vs. Six Months Ended June 30, 1999

     Net Revenues. For the six months ended June 30, 2000 net sales were $751,145 versus $522,687 in the same period of the prior year. The increase in revenues is attributed to acquisition of ISP accounts from MicroNet Services, Inc., new reseller accounts, and completed web development projects. The Company believes that revenues will continue to increase as marketing plans are executed that focus on increasing DSL, Web development and outsourcing technical support for other ISPs and by entering into agreements with or acquiring other Internet related companies.

     Operating Expenses. For the six months ended June 30, 2000, total operating expenses were $1,849,827 versus $1,033,817 in the same period of the prior year. This increase of $816,010 is primarily attributed to higher network lines, salary, and amortization costs. The increase in amortization costs of approximately $431,296 is attributed to amortization of debt issuance costs from the bridge loan consummated during the second quarter and amortization of the goodwill from the MicroNet acquisition in late 1999. The increase in cost of revenues is a result of an increase in network lines expense of approximately $171,570 which is primarily due to network upgrades and increased network usage. The Company believes that operating expenses will increase as revenues increase.

     Operating Loss. The Company's operating loss for the period ending June 30, 2000 totaled $1,098,682 versus $511,130 in 1999. This increase of $587,552 is due to an increase in total operating expenses. Management believes that operating results will improve as revenues increase.

     Interest income. Net interest income totaled $(21,466) for the period ending June 30, 2000 versus net interest income of $44,909 in 1999. The increase in interest expense is a result of interest expense associated with the bridge loans completed in May 2000.

     Other income. Net other income for the six months ended June 30, 2000 was $0 versus $105,000 for the same period in 1999. The 1999 total of $105,000 was due to collection of a note receivable which was previously written off as uncollectable.

Liquidity and Capital Resources

For the six months ended June 30, 2000, the Company used $687,182 of cash for operating activities. The Company has a working capital deficit of $81,582 at June 30, 2000 which is a decrease of $636,250 from December 31, 1999. As of June 30, 2000, the Company had $935,454 in cash and cash equivalents and total liabilities of $1,660,610.

The Company executed a letter of intent with an Underwriter to offer 1,166,666 units of the Company's securities at approximately $6.00 per unit on a firm commitment basis. The Company will also grant the Underwriter an option to purchase an additional 175,000 units from the Company to cover over-allotments for a period of forty-five days from the effective date of the registration statement. The Company and the Underwriter are preparing a registration statement which will be submitted in late August.

The Underwriter also acted as placement agent for $1,500,000 of bridge financing. The bridge financing was in the form of units containing promissory notes with interest at 10%. In addition, each $25,000 unit consisted of 4,000 shares of the Company's common stock. The promissory notes will be due at the closing of the above public offering or one year from the date of issuance, whichever occurs first. The Underwriter was paid a 10% commission and a 3% non-accountable expense allowance and was issued warrants to purchase up to 10% of the common stock issuable as part of the units at an exercise price equal to 120% of the closing price of the common stock on the day prior to closing.

Part II. Other Information

Item 5.  Other Information


ProtoSource has also executed its option to purchase all of the outstanding stock of Suncoast Automation Inc. ("Suncoast"), a private company engaged in providing customized cable television systems for vacation time-share resorts and planned communities. ProtoSource was granted the option in connection with a loan to Suncoast in the aggregate amount of $500,000. The loan was secured by a lien of a substantial majority of Suncoast's stock. The transaction will be completed in August.


Item 6.  Exhibits and Reports on form 8-K

         None




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ProtoSource Corporation,



August 14, 2000                            /s/  William Conis
                                           -------------------------------------
                                           William Conis,
                                           Chief Executive Officer/
                                           Principal Accounting Officer