Form 10QSB
period 2000-09-30
PROTOSOURCE CORP
filed 2000-11-20
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                              Washington D.C. 20549


                                   Form 10-QSB
                                   (Mark One)

    [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                    Transition Report pursuant to Section 13
                           or 15(d) of the Securities
                              Exchange Act of 1934.

                  For the transition period from _____ to _____

                         Commission file number 33-86242

                             ProtoSource Corporation
              ----------------------------------------------------
             (exact name of registrant as specified in its charter)

           California                                          77-0190772
 ------------------------------                              --------------
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

There were 3,501,586 shares of the registrant's common stock, no par value outstanding on November 1, 2000.

ProtoSource Corporation
                                      Index

                                                                            Page
                                                                            ----
Part I   Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheet at September 30, 2000   3

                 Condensed Consolidated Statements of Operations for the
                 three months ended September 30, 2000 and 1999               5

                 Condensed Consolidated  Statements of Operations
                 for nine months ended September 30, 2000 and 1999            6

                 Condensed Consolidated Statements of Cash Flows
                 for the nine months ended September 30, 2000 and 1999        7

                 Notes to Condensed Consolidated Financial Statements         9

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          10

Part II. Other Information

                 Other Information                                            13


                 Signatures                                                   13





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

                             ProtoSource Corporation
                      Condensed Consolidated Balance Sheet
                               September 30, 2000
                                   (Unaudited)

                                     Assets

Current assets:
   Cash and cash equivalents                                       $    240,783
   Accounts receivable - trade, net of allowance
   for doubtful accounts of $21,693                                     178,471
   Prepaid expenses and other                                           182,877
   Inventory                                                            258,298
                                                                   ------------

     Total current assets                                               860,429
                                                                   ------------

Property and equipment, at cost:
   Equipment                                                          1,017,265
   Furniture                                                            170,227
   Leasehold improvements                                                 6,462
   On-Site Equipment                                                    700,348
                                                                   ------------

                                                                      1,894,302
     Less accumulated depreciation and amortization                    (969,977)
                                                                   ------------

     Net property and equipment                                         924,325
                                                                   ------------


Other assets:
   Goodwill, net of accumulated amortization of $345,873              8,582,107
   Investment in Corporation, net of impairment $561,161              1,340,323
   Debt issuance costs, net of accumulated amortization
    of $803,770.                                                        918,730
   Deferred offering costs                                              125,557
   Deposits                                                              43,758
                                                                   ------------

     Total other assets                                              11,010,475
                                                                   ------------


     Total assets                                                  $ 12,795,229
                                                                   ============


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
                      Condensed Consolidated Balance Sheet
                               September 30, 2000
                                   (Unaudited)

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                $    615,796
   Accrued expenses                                                     292,678
   Deferred revenue                                                      54,607
   Current portion of long-term debt                                  1,518,670
                                                                   ------------

     Total current liabilities                                        2,481,751
                                                                   ------------


Long-term debt, net of current portion above:
   Individuals and other                                              1,610,183
   Obligations under capital leases                                      71,537
   Less current portion above                                        (1,518,670)
                                                                   ------------

     Total long-term debt                                               163,050
                                                                   ------------

Commitments and contingencies                                              --

Stockholders' equity:
   Preferred stock, no par value; 5,000,000
    shares authorized, none issued
    and outstanding                                                        --
   Common stock, no par value; 10,000,000
    shares authorized, 3,501,586 shares
    issued and outstanding                                           20,993,125
   Additional paid in capital                                           221,324
   Accumulated deficit                                              (11,064,021)
                                                                   ------------

     Total stockholders' equity                                      10,150,428
                                                                   ------------

     Total liabilities and stockholders' equity                    $ 12,795,229
                                                                   ============


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                Three months ended September 30,
                                                --------------------------------
                                                      2000             1999
                                                  -----------      -----------

Net revenues                                      $   436,675      $   237,021
                                                  -----------      -----------

Operating expenses:
   Cost of revenues                                   221,438          140,403
   Sales and marketing                                131,168          104,362
   General and administrative                         653,615          350.552
   Amortization and Depreciation                      286,268           46,261
   Investment Impairment                              561,161             --
                                                  -----------      -----------

Total operating expenses                            1,853,650          641,578
                                                  -----------      -----------

Operating loss                                     (1,416,975)        (404,557)
                                                  -----------      -----------

Other income (expense):
   Interest income                                     23,214           17,049
   Interest expense                                  (492,059)          (4,705)
                                                  -----------      -----------


   Total other income (expense)                      (468,845)          12,344
                                                  -----------      -----------

Loss before provision for income taxes             (1,885,820)        (392,213)

Provision for income taxes                              1,279             --
                                                  -----------      -----------

Net Loss                                          $(1,887,099)     $  (392,213)
                                                  ===========      ===========


Net Income (Loss) Per
 Share of Common Stock:
   Basic                                          $      (.69)     $      (.22)

   Diluted                                        $      (.69)     $      (.22)

Weighted Average Number of
 Common Shares Outstanding:
   Basic                                            2,741,686        1,772,188
   Diluted                                          2,741,686        1,772,188


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                             ProtoSource Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                       2000             1999
                                                   -----------      -----------

Net revenues                                       $ 1,187,820      $   759,708
                                                   -----------      -----------


Operating expenses:
   Cost of revenues                                    561,503          308,898
   Sales and marketing                                 305,435          249,269
   General and administrative                        1,484,483          978,447
   Amortization and Depreciation                       437,390          138,781
   Investment Impairment                               561,161             --
                                                   -----------      -----------

Total operating expenses                             3,349,972        1,675,395
                                                   -----------      -----------


Operating loss                                      (2,162,152)        (915,687)
                                                   -----------      -----------


Other income (expense):
   Interest income                                      38,730           77,577
   Interest expense                                   (882,546)         (20,324)
   Other income, net                                      --            105,000
                                                   -----------      -----------

     Total other income (expense)                     (843,816)         162,253
                                                   -----------      -----------


Loss before provision for income taxes              (3,005,968)        (753,434)

Provision for income taxes                               1,279             --
                                                   -----------      -----------


Net Loss                                           $(3,007,247)     $  (753,434)
                                                   ===========      ===========


Net Income (Loss) Per
 Share of Common Stock:
     Basic                                         $     (1.34)     $      (.42)
     Diluted                                       $     (1.34)     $      (.42)

Weighted Average Number of
 Common Shares Outstanding:
     Basic                                           2,250,615        1,775,177
     Diluted                                         2,250,615        1,775,177


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                             ProtoSource Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Nine months ended September 30,
                                                       -------------------------------
                                                              2000           1999
                                                          -----------    -----------

Cash flows from operating activities:
   Net loss                                               $(3,007,247)   $  (753,434)
Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Depreciation and amortization                            1,163,159        138,781
   Investment impairment                                      561,161           --
   Bad debt recovery                                             --         (105,000)
   Changes in operating assets, net of effect of
    acquisition:
      Accounts receivable                                     (34,658)       (42,408)
      Inventory                                                (9,794)          --
      Prepaid expenses and other assets                       169,790         13,532
      Accounts payable                                        189,263        (18,587)
      Accrued expenses                                          3,402          5,286
      Deferred revenue                                         32,492         (4,445)
                                                          -----------    -----------

   Net cash (used) by operating activities                   (932,432)      (766,275)
                                                          -----------    -----------

Cash flows from investing activities:
   Cash received from acquisition                               35,290          --
   Purchase of property and equipment                         (41,305)       (28,957)
   Deposits and other assets                                   (3,241)          --
   Employee receivable                                          5,000           --
   Receipt of principal on notes receivable                      --          105,000
   Investment in corporation                                 (101,484)    (1,800,000)
   Loan to corporation                                       (500,000)          --
   Acquisition costs                                         (270,342)          --
                                                          -----------    -----------

   Net cash (used) by investing activities                   (876,082)    (1,723,957)
                                                          -----------    -----------

Cash flows from financing activities:
   Proceeds from borrowing                                  1,541,028           --
   Payments on notes payable                                  (53,951)       (44,774)
   Offering costs incurred                                   (125,557)          --
   Debt issuance costs incurred                              (222,500)          --
   Purchase of common stock                                      --          (91,522)
   Issuance of common stock                                   232,958           --
                                                          -----------    -----------

   Net cash provided (used) by financing activities         1,371,978       (136,296)
                                                          -----------    -----------

   Net (decrease) in cash and cash equivalents               (436,536)    (2,626,528)

   Cash and cash equivalents at beginning of period           677,319      3,885,884
                                                          -----------    -----------

   Cash and cash equivalents at end of period             $   240,783    $ 1,259,356
                                                          ===========    ===========


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                        7

                             ProtoSource Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                Nine months ended September 30,
                                                -------------------------------
                                                      2000            1999
                                                   ----------      ----------

Supplemental Disclosure of Cash Flow information:
 Cash paid during the period for:
   Interest                                        $   40,372      $   20,324
   Income taxes                                          --              --

Supplemental Disclosure of Noncash
 Investing and Financing Activities:
   Issuance of common stock in connection
    with financing                                 $1,500,000      $     --
   Return of common stock from adjustment of
    acquisition cost                                   26,497            --
   Issuance of common stock for acquisition
    of corporation                                  7,736,990            --



                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.


Per Share Information

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

The basic and diluted earnings per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be antidilutive. Options and warrants to purchase 2,021,595 and 1,669,833 shares of common stock at September 30, 2000 and 1999, respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended September 30, 2000 vs. Three Months ended September 30, 1999

     Net Revenues. For three months ended September 30, 2000 net sales were $436,675 versus $237,021 in the same period of the prior year. The increase in revenues of $199,654 is primarily attributed to acquisition of ISP accounts from Micronet Services, Inc. (approximately $86,930), completed web development projects (approximately $35,026), outsourced technical support (approximately $27,299), DSL (approximately $13,961) and cable services revenue of Suncoast Automation ($32,447). The Company believes that revenues will continue to increase as marketing plans are executed that focus on DSL, Web development and outsourcing technical support for other ISP's, and once additional capital is raised, installing cable TV systems in timeshare resorts (comprising approximately 3,500 units) already contracted by Suncoast Automation.

     Operating Expenses. For three months ended September 30, 2000, total operating expenses were $1,853,650 versus $641,578 in the same period of the prior year. This increase of $1,212,072 is attributed to the operating expenses of Suncoast Automation during August and September ($200,340), salary costs (approximately $81,125), an investor relations contract executed in August 2000 (approximately $141,181), impairment of our investment in Infosis ($561,161 as discussed in the Liquidity and Capitalization section) and amortization costs ($235,851). The increase in amortization costs is primarily attributed to the amortization of the goodwill (approximately $39,001) from the MicroNet acquisition in late 1999 and amortization of the goodwill (approximately $196,850) from the Suncoast Automation acquisition in August 2000. The increase in cost of revenues ($81,035) is a result of an increase in network line expense of $40,834 which is primarily due to network upgrades and increased network usage, and the cost of revenues for Suncoast Automation ($40,201). The Company believes that recurring operating expenses will increase as revenues increase but will decrease as a percentage of revenue.

     Operating Loss. The Company's operating loss for the period ending September 30, 2000 totaled $1,416,975 versus $404,557 in 1999. This increase of $1,012,418 is due to an increase in total operating expenses as described above. Management believes that operating results will improve as revenues increase.

     Interest income. Net interest expense totaled $468,845 for the period ending September 30, 2000 versus net interest income of $12,344 in 1999. The increase in interest expense is a result of interest expense associated with the bridge loans completed in May 2000 and the amortization of debt issuance costs incurred with these bridge loans.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30, 1999

     Net Revenues. For nine months ended September 30, 2000 net sales were $1,187,820 versus $759,708 in the same period of the prior year. The increase of $428,112 in revenues is attributed to acquisition of ISP accounts from MicroNet Services, Inc. (approximately $289,816), outsourced technical support (approximately $38,323), completed web development projects (approximately $67,726) and cable services revenues from Suncoast Automation ($32,447). The Company believes that revenues will continue to increase as marketing plans are executed that focus on increasing DSL, Web development and outsourcing technical support for other ISPs and once additional capital is raised, installing cable TV systems in timeshare resorts (comprising approximately 3,500 units) already contracted by Suncoast Automation.

     Operating Expenses. For nine months ended September 30, 2000, total operating expenses were $3,349,972 versus $1,675,395 in the same period of the prior year. This increase of $1,674,577 is attributed to the operating expenses of Suncoast Automation during August and September ($200,340), salary costs (approximately $243,375), an investor relations contract executed in August 2000 (approximately $141,181), impairment of our investment in Infosis ($561,161 as discussed in the Liquidity and Capitalization section) and amortization costs ($313,853). The increase in amortization costs is primarily attributed to the amortization of the goodwill (approximately $117,003) from the MicroNet acquisition in late 1999 and amortization of the goodwill (approximately $196,850) from the Suncaost Automation acquisition in August 2000. The increase in cost of revenues of $252,605 is comprised of increased network line expense of approximately $212,404 which is due to network upgrades and increased network usage and to the cost of revenues for Suncoast Automation ($40,201). The Company believes that operating expenses will increase as revenues increase but will decrease as a percentage of revenue.

     Operating Loss. The Company's operating loss for the period ending September 30, 2000 totaled $2,162,152 versus $915,687 in 1999. This increase of $1,246,465 is due to an increase in total operating expenses. Management believes that operating results will improve as revenues increase.

     Interest income. Net interest expense totaled $843,816 for the period ending September 30, 2000 versus net interest income of $57,253 in 1999. The increase in interest expense is a result of interest expense associated with the bridge loans completed in May 2000 and the amortization of debt issuance costs incurred with these bridge loans.

     Other income. Net other income for the nine months ended September 30, 2000 was $0 versus $105,000 for the same period in 1999. The 1999 total of $105,000 was due to collection of a note receivable which was previously written off as uncollectable.

Liquidity and Capital Resources

For the nine months ended September 30, 2000, the Company used $932,432 of cash for operating activities. The Company has a working capital deficit of $1,621,322 at September 30, 2000 which is a decrease of $2,157,320 from December 31, 1999. As of September 30, 2000, the Company had $240,783 in cash and cash equivalents and total liabilities of $2,644,801.

     On April 30, 1999, we entered into strategic alliances with and purchased 12.7%, on a non-diluted basis, of the outstanding common stock of Infosis Corp., a privately held corporation. We paid an aggregate of $1.8 million for 600,000 shares of Infosis common stock. At the time of the purchase, the $1.8 million payment represented 51.1% of our available cash. 30,000 of the purchased shares were paid to Andrew, Alexander, Wise & Co., Inc., as a finder's fee. After payment of the 30,000 shares of Infosis common stock to AAWC, we owned 570,000 shares of Infosis common stock.

     In January 2000, Infosis issued ProtoSource 120,000 shares of its common stock as an adjustment to reflect a lower offering price per share in a concluded private placement of their common stock, which brought ProtoSource's holdings of Infosis to 690,000 shares.

     In July 2000, we purchased an $84,177 convertible promissory note from Infosis in connection with a bridge financing.

     In September 2000, ProtoSource acquired an aggregate of $329,686 principal amount of Infosis convertible promissory notes at $0.05 on the dollar for a total acquisition price of $16,484. These convertible promissory notes were then converted into 329,686 shares of preferred stock of Infosis. Concurrently with the acquisition of the Infosis promissory notes by ProtoSource, Infosis merged into P2i, Inc, a privately held corporation. As a result of this merger, ProtoSource now has a 4.5% interest in P2i, Inc. Based on our re-evaluation of this investment, we have incurred an impairment expense of $561,161 in this quarter to write down the investment to its estimated market value at September 30, 2000.

     In September 2000, we executed a letter of intent with an underwriter to offer 600,000 units of our securities at approximately $13.50 per unit on a firm commitment basis. We will also grant the underwriter an option to purchase an additional 90,000 units from us to cover over-allotments for a period of forty-five days from the effective date of the registration statement.

     Andrew, Alexander, Wise & Co., Inc. acted as placement agent for $1,500,000 of bridge financing completed in May 2000. The short-term financing was in the form of units containing promissory notes with interest at 10%. In addition, each $25,000 unit consisted of 4,000 shares of our common stock. The promissory notes will be due at the closing of the above public offering or one year from the date of issuance, whichever occurs first. Andrew, Alexander, Wise & Co., Inc. was paid a 10% commission and a 3% non-accountable expense allowance and was issued warrants to purchase up to 10% of the common stock issuable as part of the units at an exercise price equal to 120% of the closing price of the common stock on the day prior to closing.

     In connection with this bridge financing, we incurred debt issuance costs of approximately $1,722,500. The debt issuance cost is being amortized over the one-year term of the loan.

     On August 22, 2000, we acquired all the outstanding common stock of Suncoast Automation, Inc. in exchange for 1,303,072 shares of our common stock. In addition, we will deposit 1,000,000 shares of our common stock with an escrow agent. Over the twenty-seven months following the effective date of ProtoSource's stock offering, Suncoast's shareholders may earn some or all of these shares based upon meeting the following criteria: 500,000 shares will be released when Suncoast installs 19,000 subscribers/rooms and achieves $1,300,000 in cumulative cash flow. The balance of the shares will be released in 10% increments for each additional increment of 1900 subscribers/rooms and $190,000 in cumulative cash flow added. Suncoast builds, upgrades and maintains cable TV systems as well as managing programming for the timeshare industry. Suncoast has developed an interactive system that delivers basic cable TV, premium channel packages and high-speed Internet access to this market segment. Currently, Suncoast Automation has approximately 3,700 rooms under contract with two separate timeshare owners. Additional capital will need to be raised to install Suncoast's interactive cable TV system in these rooms.

Recently Issued Accounting Standards

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation of 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB interpretation (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, which clarifies the application of APB 25 for certain issues. The Interpretation is effective July 1, 2000, except for provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15, 1998. The Company does not believe that adoption of FIN 44 will have a material impact on its financial statements.


Part II. Other Information


Item 5.  Exhibits and Reports on Form 8-K

     The Company filed a Form 8-K dated August 22, 2000 for the acquistion of all of the outstanding capital stock of Suncoast Automation, Inc ("Suncoast") in exchange for the issuance of 1,303,072 shares of the Company's common stock. The acquisition was consumated on August 22, 2000 and is effective as of August 1, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ProtoSource Corporation,



November 20, 2000                      By:  /s/  William Conis
                                          -------------------------------------
                                                 William Conis,
                                                 Chief Executive Officer/
                                                 Principal Accounting Officer