Form 10KSB40
period 2000-12-31
PROTOSOURCE CORP
filed 2001-04-13
CIK 932772

U.S. SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ________________

                          Commission File No. 33-86242


                             PROTOSOURCE CORPORATION
                             -----------------------
                 (Name of Small Business Issuer in its Charter)


                 California                              77-0190772
                 ----------                              ----------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)              Identification Number)

      2300 Tulare Street, Suite 210
          Fresno, California                                93721
          ------------------                                -----
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

                                  Yes X   No


     As of March 31, 2001, 4,334,698 shares of the Registrant's no par value Common Stock were outstanding. As of March 31, 2001, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $4,291,088 based upon a closing bid price of $1.00 per share of Common Stock on the Nasdaq SmallCap Market.

    Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

   The Registrant's revenues for its most recent fiscal year were $1,609,791.

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

Introduction

The Company operates two divisions:

     o Suncoast Automation, a provider of cable TV and high-speed Internet access to the timeshare industry, with primary offices in Oldsmar, Florida. We acquired Suncoast in August 2000; and

     o psnw.com, a full-service Internet service provider with primary offices in Fresno, California. psnw.com has refocused its strategy to concentrate on providing three types of services to business customers:

          1.   reselling high-speed Internet access via ADSL/SDSL;
          2.   Web design, development and hosting services; and
          3.   outsourced technical support for other ISPs.

Recent Developments

     In August of 2000, the Company acquired Suncoast Automation, Inc., of Oldsmar Florida in exchange for 1,303,072 shares of our Common Stock In addition, 1,000,000 shares of Common Stock will be escrowed and released to the Suncoast shareholders based on the future performance of this division.

     In February 2001, the Company sold 800,000 units of securities at $4.50 per unit (the "February 2001 Public Offering"). Each unit consisted of two shares of Common Stock and one redeemable Common Stock purchase warrant exercisable at $2.92 per share until February 14, 2006.

     The Company was incorporated in the State of California as SHR Corporation in July 1988, and changed its name to "ProtoSource Corporation" in October 1994. The Company's principal executive offices are located at 2300 Tulare Street, Suite 210, Fresno, California 93721, telephone (559) 490-8600.

Suncoast Automation

Overview

     Suncoast Automation, is the division of ProtoSource that operates as a private cable operator. Suncoast builds, upgrades and maintains cable TV systems as well as managing programming for the timeshare industry. Suncoast has developed an interactive system that delivers basic cable TV, premium channel packages and high-speed Internet access to this market segment.

Suncoast's History

     Suncoast started business in June 1998 as Suncoast Home Automation, Inc. A group of cable TV veterans saw the opportunity for a Web-enabled, interactive cable TV system that combined many of the features of traditional cable TV services with high-speed Internet access. The result was the development of a system comprised of proprietary software, server-based LAN technology and the best available state-of-the-art cable TV equipment. Using a remote keyboard and the set-top box, the system allows the user to interact with the server to access available features such as a variety of premium channel packages, Internet access, video games, advertising and anything else that can be server-based or web-enabled. With the use of private funding in 1999, the company chose to target the timeshare industry with its system. The system has been recently enhanced so that it interfaces directly into the resort owner's property management system, allowing the delivery of additional services such as express checkout and concierge-type services.

     The timeshare industry was chosen primarily for the following reason:
Timeshare resorts have a unique customer base that results in each unit having four different tenants per month based on a typical one week stay. Suncoast and its partner, the resort operator, can resell these services up to four times per month. Thus, a 250 unit resort enjoys up to 1,000 potential monthly customers for premium programming, Internet access, and other services. Fees paid by guests for premium channels and Internet access are shared between Suncoast and the resort owner.

     Suncoast signed its first contract in May of 1999 with Sunterra Communications Corporation. This contract was for three resorts, one resort with 152 Units in St. Croix, and two resorts in St. Maarten one for 141 Units and the other for 224 Units. Suncoast installed a basic cable TV system in the St. Maarten resorts in June and July of 1999. In September of 1999 Suncoast signed two additional contracts with Sunterra Communications Corp that included three additional resorts. The first contract was for two resorts in Virginia, one with 431 units and one with 130 units. The second was for one resort in Arizona with 128 units. Suncoast is currently billing approximately $12 per unit per month for these resorts. In January of 2000, Suncoast installed a basic cable system in St Croix and began billing $20 per unit per month for basic cable TV. All contracts call for an increase for basic cable TV to over $21 per unit per month once Suncoast's interactive system is installed.

     In September of 2000, Suncoast signed an agreement with Bluegreen Resorts Management, Inc. of Boca Raton, Florida for four resorts with 978 units. Suncoast is proceeding with plans to prepare for their installation.

     In November of 2000, Suncoast signed an agreement with Sunterra Communications Corporation for their Cypress Point resort in Lake Buena Vista, Florida. This resort currently consists of 711 units.

     In January 2001, Suncoast signed an agreement with Summer Bay Partnership for their Summer Bay resort in Clermont, Florida. This resort currently has 294 units.

     With the exception of Cypress Point, all other resort contracts average over $21 per unit per month for basic cable TV service after interactive equipment is installed, the rate for Cypress Point is $18.92 per unit per month. We are projecting a take rate of 25% for premium services and thus anticipate an additional revenue stream of $20 per unit per month when all units are installed. Thus, if this buy rate proves out, Suncoast's total monthly revenues will exceed $160,000 per month, over ten times current levels. Revenues generated by Internet access, video games, advertising and other services could add significantly to this revenue stream. It should be noted that the total number of units in each resort may vary from the number of set-top boxes within each resort. That is because in some of the resorts, there is more than one TV set per unit. Thus, basic cable will be charged per unit and premium services on a per set basis. Starting with the Bluegreen contract this difference has been eliminated.

     In August of 2000, Suncoast installed 65 set top boxes, a server, and proprietary software to provide interactive services to the guests of the 141 unit resort in St. Maarten (many of the rooms at this resort are under renovation; set-top boxes will be installed in the balance of the rooms when renovations are completed.) Immediately, as per the contract terms, revenues increased to $20.76 per unit per month for basic cable TV. October was the first full month with the interactive system installed. Initial response from guests has been positive. There were approximately 65 units for possible occupancy. Out of these 65 units in the month of October, Suncoast experienced 86 sales of the three available premium programming options, Internet access is not available at a reasonable price in St. Maarten, therefore it is not currently available as an option. This represents a 33% buy rate by unit not factoring in the percentage of occupancy. Suncoast averaged $23.46 per unit for premium services.

Industry and Competition

     1996 is the last year for which statistics are available as to the size of the timeshare industry. At that time, according to an RCI Consulting, Inc. study, there were 1,566 resorts in the US with an average of 155 units per resort for a total universe of just over 241,000 units. According to the American Resort Developers Association (ARDA), The State of the US Vacation Ownership Industry: the 1999 Report, sales volume growth has been consistently between 14% and 17% annually over the last decade. According to this same report, there are more than two million timeshare owners in the US. Using these figures, and assuming average ownership of just one week, the total number of units at the end of 2000 could exceed 400,000.

     No specific studies or reports are available on the state of cable TV within the timeshare industry. Thus our conclusions about the opportunity in this industry are based on our own observations from face-to-face meetings with over twenty-five resort owners. As a result, some of the conclusions that we have come to are the following:

     o Resort operators view providing cable TV as an expense. Some rent video tapes as a way to generate income. None we have spoken to offer premium packaged cable TV services or high-speed Internet access, other than what might be available to a guest who wishes to dial up to their own ISP.

     o Resort owners with multiple resorts in different geographic locations, use the local franchise cable provider available in the geography specific to each resort. Thus, there is generally no consistency as to what the guest will find in a given resort from the same owner.

     o The timeshare industry is as competitive as any other segment of the hospitality industry. With many resorts concentrated in Florida, California and recently, Las Vegas, amenities can become a significant differentiator.

     o Resort owners are interested in generating additional profits. Our marketing challenge is to prove that Suncoast's interactive cable TV system can generate more profits for the owner than other alternatives.

     o Resort owners are looking to private cable operators to update and install the latest systems with additional capabilities such as high speed Internet access. Private cable operators are the hospitality industry's alternative to the local franchise cable companies. As a private cable operator, we believe that Suncoast is the first to combine state of the art engineering, custom developed software and hardware technology, in a way which provides a comprehensive channel lineup of video programming and high-speed Internet access.

     o The large franchise cable companies have traditionally shown little interest in the timeshare resort niche. We believe this is because this market has many small properties spread throughout North America while franchise operators are primarily interested in the economics of building out specific geographic areas.

     o An example of a company operating primarily in the hotel segment of the hospitality industry is LodgeNet. The LodgeNet's Video On Command product offering is structured as an overlay on top of the basic cable services provided by private cable operators and franchise cable companies and is targeted at hotels with shorter stays. Video On Command is geared towards expensive impulse purchases and offers the property owner limited additional revenue.

     Generally, both private cable operators and franchise cable companies insist on ownership of the systems they build. Suncoast provides a feature-rich package and a contractual structure that makes the property owner a future partner in the cable system. To our knowledge, Suncoast is the first cable company offering to upgrade and service a property owner's multiple locations and to transfer ownership of the system to the property owner at the end of the initial contract term. Typical contracts are for 7 to 12 years and are renewable for additional 7-year terms.

Direct Sales to Property Owners

     Our sales model is based on direct sales to the owners of timeshare resorts. A dedicated sales staff of four personnel will focus their efforts on those owners that have multiple resorts. Initial sales efforts will be limited to the US and Caribbean. At this time, we have only signed contracts with two resort owners. However, we believe that the advantages offered property owners are compelling and thus additional contracts will be signed as we ramp up our sales effort and install the resorts that have been contracted. The benefits offered to resort owners are as follows:

     Cable TV service is converted from an expense item to a source of revenue from:

     -    the sale of premium channel packages to guests;
     -    high-speed Internet access;
     -    video games;
     -    e-commerce purchases made by guests using the cable system; and
     -    ad insertion and static ads.

     Enhanced marketing tools:

     - Practical access to guest preference data for individualized customer service (e.g., interest in golf or special needs);
     - Ability to analyze aggregate customer preference data for insight and early identification of trends; and
     - Ability to promote additional resort sales and services using two dedicated resort specific cable channels controlled from the home office of the resort owner.

     More centralized control:

     - Provides a consistent image across all properties run under a specific brand;
     - Simplifies administrative operations by dealing with a single cable vendor; and
     -    Allows access to each resort from the corporate office interface.

     Property owner, rather than cable services provider, selects programming options.

     Checkout and room charges are delivered to the guest through the TV easing front desk congestion.

     Cable system, excluding proprietary software and servers, is eventually owned by property owner, not the cable services provider.

     Suncoast offers a resort owner, with properties spread throughout North America, a state of the art entertainment and communications system. This system will have a standardized interface as well as centralized billing and accounting controls, since it interfaces directly into the resort owner's property management system. The property owner deals with a single vendor for all properties and will eventually own the system, while Suncoast will retain programming control through industry standard long-term contracts. The property owner supplies the simple day-to-day maintenance requirements of the system and contracts with Suncoast for specific project-based billable maintenance.

     Currently, nearly all timeshare resort owners we have spoken to, only offer basic cable TV programming. Suncoast's system, gives the resort owner the ability to offer tiered premium programming which could yield significant additional revenue. Considering that the timeshare resort industry enjoys a demographic base of customers that are in the top twenty-percentile income bracket (according to RCI Consulting, Inc, in 1998, the average median income of a timeshare owner was $71,000), it is possible that a substantial percentage of resort guests will select premium channels during their stay. Additionally, Internet access, video games and advertising can be leveraged in a similar manner. According to the NTIA, 60.9% of households earning $50,000 to $74,999 and 77.7% of households earning above $75,000, have Internet access at home today. Thus, we believe that our projections of only 5% of resort guests purchasing high-speed Internet access may prove to be conservative.

psnw.com

Accessing The Internet.

     Internet access services are the means by which ISPs interconnect business and consumer users to the Internet's resources. Access services vary from dial-up modem access for individuals and small businesses to high speed dedicated transmission lines for broadband access by large organizations. An ISP provides Internet access either by developing a proprietary network infrastructure or by purchasing access service from a wholesale access vendor, or through a combination of both. The rapid development and growth of the Internet have resulted in a highly competitive and fragmented industry consisting of a few large national and regional ISPs and a substantial number of local ISPs with small subscriber bases. The industry has experienced pricing pressure of late due to the number of free access companies that have emerged. Using a revenue model based on advertising, these companies have lost tens of millions of dollars but have siphoned customers away from traditional ISPs. Coupled with the growing demand for high-speed access, the ISP industry is undergoing substantial consolidation. Thus for most ISPs, future success depends on their ability to refocus their business model.

Growth In Electronic Commerce

     For most businesses, the Internet has created a new communication and sales channel that enables companies to interact with large numbers of geographically dispersed consumers and businesses. In the last several years, many companies have emerged that focus solely on the Internet as the preferred medium for selling products or delivering services directly to purchasers, bypassing traditional wholesale and retail channels. Furthermore, traditional businesses are implementing sophisticated web sites to effect electronic commerce initiatives that offer competitive advantages. These businesses are deploying an expanding variety of Internet-enabled applications, ranging from web site marketing and recruiting programs to on-line customer interaction systems and integrated purchase order and "just-in-time" inventory solutions for key customers and suppliers. These capabilities require increasingly complex web sites and support operations. In addition, advances in on-line security and payment mechanisms are alleviating concerns associated with conducting transactions in an open-platform environment, thus prompting more consumers and businesses to use the Internet in conjunction with purchases and more businesses to offer a greater breadth of electronic commerce services. According to the Gartner Group, "the North American Internet retailing market is on pace to surpass $29.3 billion in 2000, an increase of 75 percent over 1999 revenue."

Outsourcing Of Internet Operations

     As the Web increasingly becomes synonymous with electronic commerce, businesses are placing greater emphasis on their Internet transaction and communication operations. Internet-based companies, and to a growing extent, traditional businesses, require non-congested and scalable Internet operations to allow them to perform digital communication and commerce transactions globally over the Internet. Due to constraints posed by the lack of technical personnel with Internet skills or experience, the high cost of advanced networking equipment and the complexity of innovative web solutions, many businesses are unable internally to develop, maintain and continually enhance their facilities and systems to conduct desired levels of Internet-based activities. As a result of these constraints and other factors, many businesses are seeking to outsource their facilities and systems requirements as the preferred means for providing electronic commerce solutions. To this end, an increasing demand is developing for:

     - dedicated and broadband Internet access services to support reliable, high speed and/or constantly connected Internet access and communication;

     - web hosting and co-location services which enable businesses to obtain equipment, technical expertise and infrastructure for their Internet needs on an outsourced basis; and

     - end-to-end electronic commerce solutions to sell goods and services on the web in a secure transaction environment.

     - By outsourcing their facilities and systems needs, businesses are able to focus on their core competencies rather than expending vital resources to support their Internet operations.

The Opportunity For psnw.com

     Management believes that the future of psnw.com is to be found in business rather than residential customers. To this end, this division will focus on three offerings to business customers:

     (1) Web design, development and hosting. A small but highly skilled team of developers has been part of our company for several years. This team previously focused on activities related to maintaining our web portal. Earlier this year, a concerted effort was made to solicit businesses that needed assistance with designing and developing e-commerce solutions. To date, over $100,000 in such contracts have been signed. The acquisition of Suncoast will provide additional potential customers for this effort. Additionally, this team will support and enhance the software that Suncoast has developed, precluding the need for outside development on which they have had to rely.

     (2) High-speed Internet access. In January of this year, we entered into a contract to resell ADSL and SDSL services provided by New Edge Networks, Inc. This service is currently available in the greater Fresno area and will soon be available throughout the San Joaquin Valley of central California. Our focus will remain in this geographic area since competition is limited and our reputation for quality service is well known.

     (3) Outsourced technical support. We provide technical support 24 hours a day, 7 days a week for our 6,000 existing dial-up customers. Recently, we decided to offer this resource to other ISPs on a charge per customer basis. To date, we support an additional 10,000 customers of other ISPs. A potentially lucrative niche that we have found is for bilingual (Spanish/English) support. Now managed as a profit-center, we believe this unit can achieve short-term profitability.

     At present, the major cost, other than personnel expense, associated with this division is the network infrastructure required to provide dial-up access to over 6,000 residential customers. Because we have decided not to make further marketing expenditures for the residential dial-up segment of the business, it is not expected to achieve profitability. Thus, a number of options are being explored for this segment, including selling the customer base. Because of our reputation for quality service, our customer base continues to grow slowly despite the lack of marketing. Therefore, we believe there is inherent value in our customer base, which we expect to exploit.

Competition

     The Internet services business is highly competitive and highly fragmented. With the exception of the demand for highly skilled personnel, there are few significant barriers to market entry. Coupled with the rapid growth of the Internet, this has resulted in the emergence of thousands of ISPs and Internet consulting companies of various sizes across the country. The market can be segmented into four categories:

1. Large national access providers (AOL, Earthlink, Microsoft Network) spending large sums on marketing to acquire customers;

2. Cable and telephone companies providing primarily high-speed/high-priced access through their existing infrastructure;

3. Thousands of small and medium size companies providing services in a given, local geography, with limited resources to expand; and

4. Large consulting companies offering customized high-end e-commerce solutions for large businesses.

     psnw.com's first level of competition is Pacific Bell for ADSL/SDSL in central California. Because of "the telephone company's" poor image in the marketplace, demand for our service exceeds our ability to provide it. Our current installed DSL customer base is profitable and we have a backlog of orders. Our objective for this business is to build it to a critical mass that either generates significant profits, or becomes attractive to a potential acquirer.

     The second level of competition is the small and medium sized Internet services companies. The central California valley contains few large businesses and thus has not attracted any major consulting companies. Our Web design and development business will be limited by the size of the clients that are available to us in our geographical area. Although this unit is not currently profitable, we believe that the addition of one or two significant clients will make the unit profitable. Additionally, this unit will provide support for Suncoast's software, making it a critical component of our future growth plans.

     The outsourcing of technical support for other ISPs was driven by our desire to cover the cost of providing technical support 24 hours a day, 7 days a week to our existing customer base. Although the results in a short period of time are modest - approximately 10,000 new customers - several new large-scale opportunities for our bilingual services could potentially make this business very profitable. The competition for this business is other ISPs providing technical support with their own resources. We have thus focused our sales effort on those companies that have already made the decision to outsource technical support.

     The future of psnw.com will clearly depend on our ability to make this division profitable. The leaders of the three business units in this division clearly understand and are committed to achieving this objective.

Employees

     As of December 31, 2000, the Company employed 33 full-time employees. The Company believes it maintains good relations with its employees. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

     The psnw.com division leases 4,000 square feet of space for our offices and operating facilities at 2300 Tulare Street, Suite 210, Fresno, California 93721. The lease term is 5 years, ending May 2002, and requires minimum annual payments of $40,250, increasing each year to a maximum of $55,375 in 2002. The Suncoast Automation division leases 3,000 square feet of office and warehouse space at 150 Dunbar Avenue, Suite C, Oldsmar, Florida 34677. The lease term is 3 years ending July 2002, and requires minimum annual payments of $18,000, increasing each year to a maximum of $19,845 in 2002.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on The Nasdaq SmallCap Market from February 9, 1995 until July 10, 1996 and May 15, 1998 until present and under the symbol "PSCO". In addition, our common stock is also listed on the Boston Stock Exchange under the symbols PTS. For the period from July 11, 1996 until May 14, 1998, our common stock traded on the Bulletin Board under the symbol "PSCO". Our class A common stock purchase warrants have traded on The Nasdaq SmallCap Market under the symbol "PSCOW" since May 15, 1998. Our class B common stock purchase warrants have traded on The Nasdaq SmallCap Market and the Boston Stock Exchange since February 14, 2001 under the symbol "PSCOZ" and "PTS&Z," respectively. The following table sets forth for the periods indicated the high and low sales price per share of our common stock and our common stock purchase warrants as reported on The Nasdaq SmallCap Market.

For the quarter ended:  Common Stock       Class A Warrants     Class B Warrants
----------------------  ------------       ----------------     ----------------
                        High      Low        High      Low         High    Low
                        ----      ---        ----      ---         ----    ---

March 31, 1999          $8.31    $6.25       $3.00    $1.53        N/A     N/A
June 30, 1999           $9.25    $6.63       $3.75    $1.25        N/A     N/A
September 30, 1999      $7.63    $6.25       $2.19    $1.13        N/A     N/A
December 31, 1999       $7.44    $5.75       $2.00    $1.13        N/A     N/A

March 31, 2000          $7.18    $5.75       $1.68    $1.12        N/A     N/A
June 30, 2000           $6.12    $4.25       $2.25    $0.87        N/A     N/A
September 30, 2000      $6.31    $5.37       $2.12    $1.37        N/A     N/A
December 31, 2000       $5.50    $1.56       $1.75    $0.38        N/A     N/A

March 31, 2001          $3.75    $0.94       $0.81    $0.13        $0.63   $0.22


     As of March 31, 2001, there were approximately 1,400 record and beneficial owners.

DIVIDEND POLICY

     We have not paid any cash dividends on our common stock and we currently intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements and such other factors deemed relevant by our Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this prospectus are not purely historical statements, but rather include what we believe are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the company believes", "management believes" and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including factors set forth in the following discussion and in the discussions under "Risk Factors" and "Business." Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 vs. Year Ended December 31, 1999

Net Sales

     For the fiscal year ended December 31, 2000 net sales were $1,609,791 versus $1,125,225 for the fiscal year ended December 31, 1999. The increase of $484,566 in revenues is attributed to the acquisition of ISP accounts from MicroNet Services, Inc. of approximately $249,747, outsourced technical support of approximately $84,675, completed web development projects of approximately $99,854, and cable services revenues from Suncoast Automation of $87,290. We believe that revenues will continue to increase as marketing plans are executed that focus on increasing DSL, Web development and outsourcing technical support for other ISPs, and, if additional capital is raised, installing approximately 3,900 cable TV systems in timeshare resorts, already contracted by Suncoast Automation,

Operating Expenses

     For the fiscal year ended December 31, 2000 operating expenses totaled $5,469,872 versus $2,566,218 in 1999. This increase of $2,903,654 is attributed to the operating expenses of Suncoast Automation of $388,320, $203,205 in additional stock compensation expense primarily due to an investor relations contract executed in August 2000, a $1,271,484 impairment of our investment in P2i, Inc. as discussed in the Liquidity and Capital Resources section, and depreciation and amortization costs of $824,183. The increase in amortization is primarily attributed to the amortization of the goodwill of approximately $147,399 from the MicroNet acquisition in late 1999 and amortization of the goodwill of approximately $489,939 from the Suncoast Automation acquisition in August 2000. The increase in cost of revenues of $266,006 is comprised of increased network line expense of approximately $173,283 which is due to network upgrades and increased network usage and the cost of revenues for Suncoast Automation of $92,723. We believe that operating expenses will remain flat until additional funds are raised for the build-out of Suncoast's cable TV contracts.

Operating Loss

     Our operating loss for 2000 totaled $3,860,081 versus $1,440,993 in 1999. This increase of $2,419,088 is due to an increase in total operating expenses. We believe that our operating results will improve as revenues increase.

Interest Income (Expense)

     Net interest expense totaled $1,352,789 for fiscal year ended December 31, 2000 versus net interest income of $75,103 in 1999. The increase in interest expense is a result of interest expense associated with the bridge loans completed in May and December 2000 and the amortization of debt issuance costs incurred with these bridge loans.

Other Income

     Net other income for fiscal year ended December 31, 2000 was $6,672 versus $72,250 in 1999. The 1999 total was comprised of $105,000 from the collection of a note receivable which was previously written off as uncollectable and the write off of a $32,750 note receivable deemed uncollectable.

Liquidity And Capital Resources

     For the year ended December 31, 2000, we used cash of $1,312,536 for operating activities and $763,099 for investing activities. We had working capital of $2,280,439 at December 31, 2000. As of December 31, 2000, we had $97,983 in cash and cash equivalents and $3,182,182 of total liabilities.

     On April 30, 1999, we entered into a strategic alliance with Infosis Corp., a privately held corporation and purchased 12.7%, on a non-diluted basis, of its outstanding common stock. We paid an aggregate of $1.8 million for 600,000 shares of Infosis Corp. common stock. At the time of the purchase, the $1.8 million payment represented 51.1% of our available cash. 30,000 of the purchased shares were paid to Andrew, Alexander, Wise & Co., Inc., as a finder's fee. After payment of the 30,000 shares of Infosis common stock to AAWC, we owned 570,000 shares of Infosis Corp. common stock. There were no affiliate or related party relationships with Infosis prior to this investment. The strategic alliance pertained to joint marketing and development activities whereby ProtoSource would become the web design and development arm of Infosis Corp. As part of the investment, William Conis, then a Director of ProtoSource, was appointed to the Board of Directors of Infosis Corp. in June 1999. In June 1999, the Board of Directors of Infosis Corp. replaced the CEO and CFO of the company. The new management team changed the direction of Infosis Corp. and did not follow through on the alliance with ProtoSource.

     In January 2000, Infosis Corp. issued Protosource 120,000 shares of its common stock as an adjustment to reflect a lower offering price per share in a concluded private placement of their common stock, which brought Protosource's holdings of Infosis Corp. to 690,000 shares. The additional shares issued were the result of the anti-dilution provision which was part of the original investment in Infosis Corp. The receipt of the additional shares from the anti-dilution provision did not result in a change in the cost basis of ProtoSource's original investment in Infosis Corp.

     In July 2000, we purchased an $84,177 convertible promissory note from Infosis Corp. in connection with a bridge financing.

     In September 2000, Protosource acquired an aggregate of $329,686 principal amount of Infosis Corp. convertible promissory notes at $0.05 on the dollar for a total acquisition price of $16,484. These convertible promissory notes were then converted into 329,686 shares of preferred stock of Infosis Corp. Concurrently with the acquisition of the Infosis Corp. promissory notes by Protosource, Infosis Corp. merged into P2i, Inc., a privately held corporation. ProtoSource's investment in Infosis Corp. was increased by the amount that it paid for the promissory notes which were then converted into preferred stock of Infosis Corp. As a result of this merger, ProtoSource now owns 506,225 shares of common stock or approximately 4% of P2i, Inc. As a result of a lack of interest in the strategic alliance by Infosis and the merger between Infosis and P2i, Inc., our original investment into Infosis, which merged into P2i, Inc., has turned into a passive investment. P2i, Inc. is a privately held company and there can be no assurances that we will realize the full value of this investment if we need to dispose of these assets. In addition, after further review of this investment, although no formal appraisal or valuation report was prepared, we have recorded an impairment expense of $1,271,484 to write down this investment to its estimated market value. The impairment expense recorded is the difference between the estimated fair market value of the investment of $630,000 and the total amount of our investment into Infosis.

     Andrew, Alexander, Wise & Co., Inc. acted as placement agent for $1,500,000 of bridge financing completed in May 2000. The short-term financing was in the form of units containing promissory notes with interest at 10%. In addition, each $25,000 unit consisted of 4,000 shares of our common stock. The promissory notes were due and paid at the closing of our February 2001 public offering. Andrew, Alexander, Wise & Co., Inc. was paid a 10% commission and a 3% non-accountable expense allowance. In connection with this bridge financing, we incurred debt issuance costs of approximately $1,722,500. The debt issuance costs will be amortized over the one term of the loan.

     On August 22, 2000, we acquired all the outstanding common stock of Suncoast Automation, Inc. in exchange for 1,303,073 shares of our common stock. Although we did not obtain an independent appraisal of the fair market value of Suncoast, we based our valuation on the cable television industry standard at that time of $5,000 per subscriber. In connection with our continued Nasdaq listing, 866,988 out of the 1,303,073 shares of common stock issued to Suncoast shareholders were returned to us for cancellation and will be reissued in the event we receive shareholder approval for such issuance. We intend to seek such approval at our next annual meeting. In addition, we will deposit 1,000,000 shares of our common stock with an escrow agent. Over the 27 months following the effective date of the Company's February 14, 2001 public offering this offering, Suncoast's shareholders may earn some or all of these shares based upon meeting the following criteria: 500,000 shares will be released when Suncoast installs 19,000 subscribers/rooms and achieves $1,300,000 in cumulative cash flow. The balance of the shares will be released in 10% increments for each additional increment of 1,900 subscribers/rooms and $190,000 in cumulative cash flow added.

     In December 2000, Andrew, Alexander, Wise & Co., Inc. acted as placement agent for a $175,000 bridge financing. The short-term financing was in the form of a unit containing promissory notes with interest at 10%. In addition, the unit consisted of 50,050 shares of our common stock. The promissory notes were due and paid at the closing of the February 2001 public offering. Andrew, Alexander, Wise & Co., Inc. was paid a 10% commission and a 3% non-accountable expense allowance. In connection with this bridge financing, we incurred debt issuance costs of approximately $197,750. The debt issuance costs will be amortized over the one term of the loan.

     In January 2001, Andrew, Alexander, Wise & Co., Inc. acted as placement agent for a $175,000 bridge financing. The short-term financing was in the form of a unit containing promissory notes with interest at 10%. In addition, the unit consisted of 50,050 shares of our common stock. The promissory notes were due and paid at the closing of the February 2001 public offering. Andrew, Alexander, Wise & Co., Inc. was paid a 10% commission and a 3% non-accountable expense. In connection with this bridge financing, we will incur debt issuance costs of approximately $197,750. The debt issuance costs will be amortized over the one term of the loan.

     In February 2001, the Company sold 800,000 units of securities at $4.50 per unit (the "February 2001 public offering"). Each unit consisted of two shares of Common Stock and one redeemable Common Stock purchase warrant exercisable at $2.92 per share until February 14, 2006. The proceeds of this offering were significantly lower than had been expected. As a result, the bulk of the funds from the offering were used to repay the bridge loans incurred in 2000 and early 2001 as well as past due trade payables. The remaining capital will be required to fund the operations of the Company for the next few months. Thus, the Company is unable to fund the build-out of the cable TV contracts of the Suncoast division. Alternative methods of financing are being actively sought as well as the possible sale of this division.

Recently Issued Accounting Standards

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation of 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of 2000 and believes that its revenue recognition practices are in conformity with the guidelines in SAB 101, as revised.

     In March 2000, the Financial Accounting Standards Board (FASB) issued FASB interpretation (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, which clarifies the application of APB No. 25 for certain issues. The Interpretation is effective July 1, 2000, except for provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15, 1998. FIN 44 provides clarification of certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 had no impact on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS



                     PROTOSOURCE CORPORATION AND SUBSIDIARY


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Financial Statements                                                     Page
--------------------                                                     ----

 Independent Auditors' Report                                             F-2

 Consolidated Balance Sheet as of December 31, 2000                       F-3

 Consolidated Statements of Operations for the years ended
  December 31, 2000 and 1999                                              F-5

 Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2000 and 1999                          F-6

 Consolidated Statements of Cash Flows for the years ended
  December 31, 2000 and 1999                                              F-7

 Notes To Consolidated Financial Statements                               F-9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
ProtoSource Corporation


We have audited the accompanying consolidated balance sheet of ProtoSource Corporation and Subsidiary as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProtoSource Corporation and Subsidiary as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $5,206,198 and $1,293,640 during the years ended December 31, 2000 and 1999, respectively. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ Angell & Deering
                                                 Angell & Deering
                                                 Certified Public Accountants

Denver, Colorado
March 23, 2001

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000




                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                        $     97,983
  Accounts receivable:
   Trade, net of allowance for
    doubtful accounts of $40,000                                        135,816
   Employees                                                             18,815
  Prepaid expenses                                                      119,074
  Inventories                                                           329,204
  Deferred offering costs                                               133,601
                                                                   ------------

         Total Current Assets                                           834,493
                                                                   ------------

Property and Equipment, at cost:
  Equipment                                                           1,021,626
  Furniture                                                             165,866
  Leasehold improvements                                                  6,463
  On-site equipment                                                     704,189
                                                                   ------------
                                                                      1,898,144
  Less accumulated depreciation and amortization                     (1,033,284)
                                                                   ------------

         Net Property and Equipment                                     864,860
                                                                   ------------

Other Assets:
  Goodwill, net of accumulated amortization
   of $669,358                                                        8,290,347
  Debt issuance costs, net of accumulated
   amortization of $1,268,730                                           651,520
  Investment in corporation                                             630,000
  Deposits                                                               37,440
                                                                   ------------

         Total Other Assets                                           9,609,307
                                                                   ------------

         Total Assets                                              $ 11,308,660
                                                                   ============










                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                 $  1,085,998
  Accrued expenses:
    Payroll taxes and wages                                             120,328
    Interest                                                            106,151
  Deferred revenue                                                       32,810
  Notes payable                                                       1,675,000
  Current portion of long-term debt                                      94,645
                                                                   ------------

         Total Current Liabilities                                    3,114,932
                                                                   ------------

Long-Term Debt, net of current portion above:
  Obligations under capital leases                                       51,712
  Stockholders                                                          110,183
  Less current portion above                                            (94,645)
                                                                   ------------

         Total Long-Term Debt                                            67,250
                                                                   ------------

Commitments and contingencies                                              --

Stockholders' Equity:
  Preferred stock, no par value; 5,000,000 shares
   authorized, none issued and outstanding                                 --
  Common stock, no par value; 10,000,000 shares
   authorized, 3,551,636 shares issued and outstanding               21,168,125
  Additional paid in capital                                            221,325
  Accumulated deficit                                               (13,262,972)
                                                                   ------------

         Total Stockholders' Equity                                   8,126,478
                                                                   ------------

         Total Liabilities and Stockholders' Equity                $ 11,308,660
                                                                   ============












                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                       2000             1999
                                                       ----             ----
Net Revenues:
 Internet service fees and other                   $ 1,522,501      $ 1,125,225
 Cable television fees                                  87,290             --
                                                   -----------      -----------

       Total Revenues                                1,609,791        1,125,225
                                                   -----------      -----------

Operating Expenses:
 Selling, general and administrative                 2,392,597        1,835,744
 Cost of revenues                                      760,903          494,897
 Depreciation and amortization                         824,183          218,077
 Stock compensation expense                            220,705           17,500
 Impairment of investment                            1,271,484             --
                                                   -----------      -----------

       Total Operating Expenses                      5,469,872        2,566,218
                                                   -----------      -----------

       Operating Loss                               (3,860,081)      (1,440,993)
                                                   -----------      -----------

Other Income (Expense):
 Interest income                                        40,076           91,866
 Interest expense                                   (1,392,865)         (16,763)
 Other income                                            6,672           72,250
                                                   -----------      -----------

       Total Other Income (Expense)                 (1,346,117)         147,353
                                                   -----------      -----------

Income (Loss) Before
 Provision For Income Taxes                         (5,206,198)      (1,293,640)

Provision for income taxes                                --               --
                                                   -----------      -----------

Net Loss                                           $(5,206,198)     $(1,293,640)
                                                   ===========      ===========

Net Loss Per Share of Common Stock:
  Basic                                            $     (2.03)     $      (.72)
  Diluted                                          $     (2.03)     $      (.72)

Weighted Average Number of
 Common Shares Outstanding:
  Basic                                              2,569,133        1,789,453
  Diluted                                            2,569,133        1,789,453






                     The accompanying notes are an integral
                part of these consolidated financial statements.


                                           PROTOSOURCE CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                         Common Stock                  Additional
                                                  -------------------------              Paid In         Accumulated
                                                  Shares             Amount              Capital           Deficit
                                                  ------             ------              -------           -------

Balance at December 31, 1998                     1,787,300        $ 10,884,194        $     10,658       $ (6,763,134)

Issuance of common stock upon
 exercise of stock options                          28,334             106,252                --                 --

Repurchase of common stock
 for cash                                          (15,112)            (91,522)               --                 --

Compensation from issuance of
 stock options                                        --                  --                17,500               --

Issuance of common stock in
 connection with acquisition                        78,810             530,000                --                 --

Net loss                                              --                  --                  --           (1,293,640)
                                              ------------        ------------        ------------       ------------

Balance at December 31, 1999                     1,879,332          11,428,924              28,158         (8,056,774)

Issuance of common stock upon
 exercise of stock options                          62,122             232,958                --                 --

Issuance of common stock in
 connection with financing                         290,050           1,675,000                --                 --

Return of common stock from
 adjustment of acquisition cost                     (3,940)            (26,497)               --                 --

Issuance of common stock for services               21,000             120,750                --                 --

Issuance of common stock in connection
 with acquisition                                1,303,072           7,736,990                --                 --

Issuance of stock options for services                --                  --               193,167               --

Net loss                                              --                  --                  --           (5,206,198)
                                              ------------        ------------        ------------       ------------

Balance at December 31, 2000                     3,551,636        $ 21,168,125        $    221,325       $(13,262,972)
                                              ============        ============        ============       ============






                                             The accompanying notes are an integral
                                         part of these consolidated financial statements.






                                      PROTOSOURCE CORPORATION AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                  2000                           1999
                                                                  ----                           ----
Cash Flows From Operating Activities:
  Net loss                                                    $(5,206,198)                    $(1,293,640)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
    Depreciation and amortization                               2,092,913                         218,077
    Impairment of investment                                    1,271,484                            --
    Provision for bad debts                                           302                          32,198
    Compensation from issuance of stock options                   175,424                          17,500
    Issuance of common stock for services                          45,281                            --
    Changes in operating assets and liabilities,
     net effects of acquisition:
      Accounts receivable                                           7,695                         (75,851)
      Inventories                                                 (80,700)                           --
      Prepaid expenses and other assets                            12,889                          57,807
      Accounts payable                                            420,416                         (25,079)
      Accrued liabilities                                         (62,797)                         (2,689)
      Deferred revenue                                             10,695                         (6,836)
                                                              -----------                     -----------

Net Cash (Used) By Operating Activities                        (1,312,596)                     (1,078,513)
                                                              -----------                     -----------

Cash Flows From Investing Activities:
  Cash received from acquisition                                   35,290                            --
  Purchase of property and equipment                              (45,147)                        (63,793)
  Increase in note receivable                                    (500,000)                           --
  Increase in employee receivables                                (13,815)                         (5,000)
  Deposits                                                          3,077                          (1,501)
  Investment in corporation                                      (101,484)                     (1,800,000)
  Cash paid for acquisition                                      (141,020)                       (203,985)
                                                              -----------                     -----------

Net Cash (Used) By Investing Activities                          (763,099)                     (2,074,279)
                                                              -----------                     -----------

Cash Flows From Financing Activities:
  Proceeds from borrowing                                       1,716,028                            --
  Payments on notes payable                                       (73,776)                        (70,503)
  Issuance of common stock                                        232,958                         106,252
  Offering costs incurred                                        (133,601)                           --
  Purchase of common stock                                           --                           (91,522)
  Debt issuance costs incurred                                   (245,250)                           --
                                                              -----------                     -----------

Net Cash Provided (Used) By Financing Activities                1,496,359                         (55,773)
                                                              -----------                     -----------





                                       The accompanying notes are an integral
                                 part of these consolidated financial statements.






                                   PROTOSOURCE CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                           2000                   1999
                                                                           ----                   ----
Net Increase (Decrease) in Cash and Cash Equivalents                  $  (579,336)            $(3,208,565)

Cash and Cash Equivalents at Beginning of Year                            677,319               3,885,884
                                                                      -----------             -----------

Cash and Cash Equivalents at End of Year                              $    97,983             $   677,319
                                                                      ===========             ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
    Interest                                                          $    17,984             $    16,763
    Income taxes                                                             --                      --

 Supplemental Disclosure of Noncash
  Investing and Financing Activities:
   Issuance of common stock in connection with acquisition            $ 7,736,990             $   530,000
   Issuance of common stock in connection with financing                1,675,000                    --
   Return of common stock from adjustment of
    acquisition cost                                                       26,497                    --















                                  The  accompanying  notes  are an  integral
                                part of these consolidated financial statements.

                                                    F-8

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies
   ------------------------------------------
     Description of Business
     -----------------------
     ProtoSource Corporation, formerly SHR Corporation, doing business as Software Solutions Company (the "Company"), was incorporated on July 1, 1988, under the laws of the state of California. The Company is an Internet service provider. The Company provides dial-up Internet access, web hosting services and web development services.

     The Company also operates as a private cable operator through its wholly-owned subsidiary, Suncoast Automation, Inc. ("Suncoast"). Suncoast builds, upgrades and maintains cable TV systems as well as managing programming for the timeshare industry. Suncoast has developed an interactive system that delivers basic cable TV, premium channel packages and high-speed Internet access to this market.

     Basis of Presentation
     ---------------------
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and to increase sales to a level where the Company becomes profitable. Additionally, the Company has experienced extreme cash liquidity shortfalls from operations.

     The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plan consists of the following:

     1. In August 2000, the Company acquired Suncoast and currently has two operating divisions. The buildout of the cable TV systems with the resorts currently under contract as well as future contracts will require substantial additional financial resources.
     2. The Company completed a secondary offering of its securities in February 2001 (Note 5). The Company repaid all of its bridge loans and accrued interest out of the proceeds of the offering.
     3.   Obtaining additional equity capital through the sale of common stock.
     4.   Reduce operating expenses and restructuring of its operations.

     If management cannot achieve its operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

     Revenue Recognition
     -------------------
     The Company charges customers monthly access fees to the Internet and recognizes the revenue in the month the access is provided. The Company charges customers monthly web hosting fees for maintaining the customers web site on its server and recognizes the revenue in the month the service is provided. For certain customers billed in advance, the Company recognizes the revenue over the period the billing covers. The Company recognizes revenue from cable TV service contracts in the period in which the service is provided. Revenue for other services provided, including web development services, are recognized as the service is performed.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------------------
     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Suncoast. All significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Inventories
     -----------
     Inventories consist of parts for replacement of existing cable systems and are stated at the lower of cost or market. Cost is determined using the first-in, first-out pricing method.

     Property and Equipment
     ----------------------
     Depreciation and amortization of equipment, furniture, leasehold improvements and on-site equipment are computed using the straight-line method over their estimated useful lives. Assets held under capital lease obligations, are amortized using the straight-line method over the shorter of the useful lives of the assets or the term of the lease.

           Classification                              Useful Life in Years
           --------------                              --------------------
     Equipment                                                   3-5
     Furniture                                                   5-7
     Leasehold improvements                                      5-7
     On-site equipment                                           5-7

     Depreciation of property and equipment charged to operations was $186,845 and $190,896 for the years ended December 31, 2000 and 1999, respectively.

     Amortization
     ------------
     Goodwill is being amortized using the straight-line method over an estimated useful life of five to fifteen years.

     Debt issuance costs are being amortized using the straight-line method over the one year term of the loans.

     Investment
     ----------
     The Company's investment is in a privately-held corporation which represents less than a ten percent ownership interest in the corporation. The Company's investment in the corporation is recorded using the cost method of accounting. The Company reviews its investment for impairment whenever events or changes in circumstances indicate that the fair value of its investment is less than its cost or carrying value. An impairment expense is recognized if there is a decline in value below the Company's cost of the investment, if the decline is other than temporary. The Company utilizes publicly available market information or other appropriate estimates determined by management to evaluate impairment.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------------------

     Investment (Continued)
     ----------------------
     As of December 31, 2000, an impairment expense of $1,271,484 was recognized as there was a decline in the fair value of the investment below its cost, which was considered other than temporary. The fair value was based on financial projections and consultation with the Company's investment banker and an outside consultant.

     Deferred Offering Costs
     -----------------------
     In connection with the Company's proposed public offering (Note 5), costs incurred to complete the offering have been deferred and will be offset against the proceeds of the offering if completed, or charged to expense if the offering is not completed.

     Stock-Based Compensation
     ------------------------
     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". See Note 9 for pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

     Long-Lived Assets
     -----------------
     When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes and impairment loss by a charge against current operations.

     A forecast showing lack of long-term profitability, a current period operating or cash flow loss combined with a history of operating or cash flow losses are conditions, among others, that would trigger an impairment assessment of the carrying amount of enterprise goodwill. The impairment would be determined using undiscounted cash flows or market appraisals.

     Advertising
     -----------
     The Company advertises primarily through radio, television and print media. The Company's policy is to expense advertising costs, including productions costs, as incurred. Advertising expense was $62,697 and $123,841 for the years ended December 31, 2000 and 1999, respectively.

     Income Taxes
     ------------
     Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

     Net Income (Loss) Per Share of Common Stock
     -------------------------------------------
     The Company adopted SFAS No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------------------
     Net Income (Loss) Per Share of Common Stock (Continued)
     -------------------------------------------------------
     Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     The basic and diluted earnings per share are the same since the Company had a net loss for 2000 and 1999 and the inclusion of stock options and other incremental shares would be antidilutive. Options and warrants to purchase 2,008,378 and 1,823,000 shares of common stock at December 2000 and 1999, respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

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

     Recently Issued Accounting Standards
     ------------------------------------
     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of 2000 and believes that its revenue recognition practices are in conformity with the guidelines in SAB 101, as revised.

     In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, Accounting for Certain Transactions involving Stock Compensation, which clarifies the application of APB No. 25 for certain issues. The interpretation is effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15, 1998. FIN 44 provides clarification of certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 had no impact on the Company's financial statements.

2. Current Notes Payable                                           2000
   ---------------------                                           ----
     Private placement of 10% bridge loans payable
     to individuals and others, due on the earlier
     of March 31, 2001 or the closing of any
     public debt or equity offering or upon the
     occurrence of various other events,
     collateralized by all assets of the Company.
     In addition, each $25,000 unit consisted of
     4,000 shares of the Company's common stock
     which were valued at $6.25 per share. The
     bridge loans were repaid in February 2001 out
     of the proceeds of the Company's public
     offering (Note 5).                                         $1,500,000

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Current Note Payable (Continued)
   -------------------------------
     10% bridge loan payable to an individual, due
     on the earlier of December 6, 2001 or the
     closing of any public debt or equity offering
     or upon the occurrence of various other
     events, collateralized by all assets of the
     Company and subordinated to the bridge loans
     in the Company's private placement. In
     addition, 50,050 shares of the Company's
     common stock were issued as additional
     consideration for making the loan which were
     valued at $3.50 per share. The bridge loan
     was repaid in February 2001 out of the
     proceeds of the Company's public offering
     (Note 5).                                                     175,000
                                                                ----------

                  Total Current Notes Payable                   $1,675,000
                                                                ==========

3. Long-Term Debt
   --------------
     Long-term debt consists of the following:

     Obligations Under Capital Leases
     --------------------------------

     8.8% to 23.0% installment notes due in 2001
     to 2003, collateralized by equipment.                      $   51,712

     Stockholders
     ------------
     Non-interest bearing unsecured note with no
     stated due date.                                               50,000

     Non-interest bearing unsecured note with no
     stated due date.                                               60,183
                                                                ----------

                  Total Long-Term Debt                             161,895
                  Less current portion of long-term debt           (94,645)
                                                                ----------

                  Long-Term Debt                                $   67,250
                                                                ==========

     Installments due on debt principal, including the capital leases, at December 31, 2000 are as follows:

               Year Ending
               December 31,
               ------------
                  2001                                          $   94,645
                  2002                                              14,676
                  2003                                               2,574
                  2004                                                --
                  2005                                                --
                   Later years                                      50,000
                                                                ----------

                  Total                                         $  161,895
                                                                ==========

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. Income Taxes
   ------------
     The components of the provision for income taxes are as follows:


                                                      2000              1999
                                                      ----              ----
             Current:
                 Federal                           $      --          $      --
                 State                                    --                 --
                                                   ---------          ---------
                   Total                                  --                 --
                                                   ---------          ---------

             Deferred:
                 Federal                                  --                 --
                 State                                    --                 --
                                                   ---------          ---------
                   Total                                  --                 --
                                                   ---------          ---------

             Total Provision For Income Taxes      $      --          $      --
                                                   =========          =========

     The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:

                                                           2000           1999
                                                           ----           ----
             Federal statutory rate                         (25)%          (25)%
             State franchise taxes,
              net of federal benefits                        (4)            (4)
             Valuation allowance                             29             29
                                                          -----          -----

                 Total                                       --%            --%
                                                          =====          =====

     Significant components of deferred income taxes as of December 31, 2000 are as follows:

      Net operating loss carryforward                $ 3,254,000
      Vacation accrual                                     9,000
      Allowance for bad debts                             14,000
      Amortization of goodwill                            38,000
      Stock option compensation                           19,000
      Impairment of investment                           436,000
                                                     -----------

      Total Deferred Tax Asset                         3,770,000
                                                     -----------

      Accelerated depreciation                            (1,000)
                                                     -----------

      Total Deferred Tax Liability                        (1,000)
      Less valuation allowance                        (3,769,000)
                                                     -----------

      Net Deferred Tax Asset                         $        --
                                                     ===========

     The Company has assessed its past earnings history and trends, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $3,769,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. Income Taxes (Continued)
   -----------------------
     assets was an increase of $1,465,500. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

     At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $11,000,000 and $5,000,000, respectively. Such carryforwards expire in the years 2007 through 2020 and 2001 through 2005 for federal and state purposes, respectively.

5. Stockholders' Equity
   --------------------
     Public Stock Offering
     ---------------------
     The closing for the Company's secondary offering occurred on February 21, 2001. The Company sold 800,000 units of the Company's securities at $4.50 per unit and paid the Underwriter a 10% commission and a 3% non-accountable expense allowance. Each unit consisted of two shares of the Company's common stock and one redeemable common stock purchase warrant. Each warrant is exercisable to purchase one share of common stock at $2.93 per share until February 14, 2006 and may be redeemed by the Company anytime after February 14, 2002 if the closing price of the Company's common stock is at least $4.39 per share for 20 consecutive trading days.

     In connection with the offering, the Company issued the Underwriter a warrant, for $100, to purchase up to 80,000 units which are exercisable at $7.43 per unit (equal to 165% of the public offering price of the Units). The Underwriter's warrant is exercisable through February 14, 2006. The units subject to the Underwriter's warrant consists of two shares of the Company's common stock and one common stock purchase warrant, which entitles the holder to purchase one share of the Company's common stock at 165% of the exercise price of the Underwriter's warrant. The Company has also retained the Underwriter as a financial consultant for a period of one year at a monthly fee of $5,883.33 (a total of $70,000) which was paid in full upon completion of the Offering.

6. Preferred Stock
   ---------------
     The authorized preferred stock of the Company consists of 5,000,000 shares, no par value. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval.

7. Stock Options and Warrants

     Incentive Stock Option Plan
     ---------------------------
     In November 1994, the Company's Board of Directors authorized and the shareholders approved, a stock option plan which provides for the grant of incentive and nonqualified options to eligible officers and key employees of the Company to purchase up to 150,000 shares of the Company's common stock. The purchase price of such shares shall be at least equal to the fair market value at the date of grant. Such options vest at the discretion of the Board of Directors. The stock option plan expires in 2004. Under the

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. Stock Options and Warrants (Continued)
   -------------------------------------
     Incentive Stock Option Plan (Continued)
     --------------------------------------
     Company's stock option plan, outstanding options vest over three years from the grant date and are generally for a six year term.

     The following table contains information on the stock options under the Company's plan for the years ended December 31, 1999 and 2000. The outstanding agreements expire from May 2004 to October 2006.

                                                                      Number of         Weighted Average
                                                                       Shares            Exercise Price
                                                                       ------            --------------

     Options outstanding at December 31, 1998                           54,000                $5.75
      Granted                                                           78,500                 6.71
      Exercised                                                           --                    --
      Cancelled                                                        (16,500)                5.75
                                                                       -------                -----

     Options outstanding at December 31, 1999                          116,000                 6.67
      Granted                                                          115,500                 5.43
      Exercised                                                           --                    --
      Cancelled                                                        (90,500)                6.51
                                                                       -------                -----

     Options outstanding at December 31, 2000                          141,000                $5.48
                                                                       =======                =====

     1999 Executive Officers Stock Option Plan
     -----------------------------------------
     In May 1999, the Company's Board of Directors authorized a stock option plan which provides for the grant of incentive and nonqualified options to eligible officers and directors of the Company to purchase up to 150,000 shares of the Company's common stock. The purchase price of such shares shall be at least equal to the fair market value at the date of grant. Such options vest at the discretion of the Board of Directors. The stock option plan expires in 2009. Under the Company's stock option plan, options are generally for a six year term. The Company had previously granted options to its Chief Executive Officer in 1996 which were added to this stock option plan in May 1999 and are reflected as outstanding at December 31,
     1998 in the table below.

     The following table contains information on the stock options under the Company's plan for the years ended December 31, 1999 and 2000. The outstanding agreements expire in November 2005.

                                                                      Number of         Weighted Average
                                                                       Shares            Exercise Price
                                                                       ------            --------------

     Options outstanding at December 31, 1998                           36,667                $3.75
      Granted                                                          100,000                 6.88
      Exercised                                                           --                    --
      Cancelled                                                           --                    --
                                                                       ------               -------

     Options outstanding at December 31, 1999                          136,667                 6.04
      Granted                                                             --                    --
      Exercised                                                       (36,667)                 3.75
      Cancelled                                                            --                   --
                                                                       ------               -------

     Options outstanding at December 31, 2000                          100,000              $  6.88
                                                                       =======              =======


                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. Stock Options and Warrants (Continued)
   -------------------------------------
     Financing Warrants
     ------------------
     As a part of a restructuring of its operations in 1996, the Company granted an Underwriter and a financial consulting firm warrants to purchase common stock. The warrants are exercisable at $3.75 per share for a four year period through October 31, 2001. In 2000 and 1999 25,455 and 28,334 warrants were exercised and as of December 31, 2000, 132,878 warrants are outstanding.

     Severance Warrants
     ------------------
     The Company issued 22,500 warrants to a former officer in connection with termination of his employment. The warrants are exercisable at $6.00 per share until November 2004.

     Board of Directors Options
     --------------------------
     The Company issued 75,000 stock options to its Non-Employee Directors from October 1998 to December 31, 2000. The options vest over a three year period and are exercisable at $6.00 per share and the options are for a five year term. As of December 31, 2000, 65,000 options are outstanding.

     Warrants From Secondary Offering
     --------------------------------
     The Company issued 1,137,000 redeemable common stock purchase warrants in connection with a secondary offering of its common stock in May 1998. Each warrant is exercisable to purchase one share of common stock at $6.33 per share until May 13, 2003 and may be redeemed by the Company if the closing price of the Company's common stock is at least $8.63 per share for twenty consecutive trading days. As of December 31, 2000, 1,137,000 warrants are outstanding.

     In connection with the offering, the Company issued the Underwriter a warrant to purchase 105,000 units of the Company's securities at $9.49 per unit until May 13, 2003. Each unit consists of one share of the Company's common stock and one redeemable common stock purchase warrant. As of December 31, 2000, 105,000 warrants are outstanding.

8. Commitments and Contingencies
   -----------------------------
     Leases
     ------
     The Company leases certain computer equipment and furniture and fixtures under noncancellable capital leases. The Company leases its facilities and certain computer equipment under noncancellable operating leases. The Company's facilities lease contains a five year renewal option.

     The following is a schedule of future minimum lease payments at December 31, 2000 under the Company's capital leases (together with the present value of minimum lease payments) and operating leases that have initial or remaining noncancellable lease terms in excess of one year:

      Year Ending               Capital           Operating
     December 31,               Leases             Leases               Total
     ------------              --------           --------             --------
        2001                   $ 37,987           $ 75,310             $113,297
        2002                     15,612             34,916               50,528
        2003                      2,602                 --                2,602
                               --------           --------             --------



                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. Commitments and Contingencies (Continued)
   ----------------------------------------
     Leases (Continued)

     Total Minimum Lease
      Payments                                     56,201           $110,226            $166,427
                                                                    ========            ========

     Less amount representing interest             (4,489)
                                                 --------

     Present Value of Net Minimum
      Lease Payments                             $ 51,712
                                                 ========

     Rent expense amounted to approximately $74,866 and $72,081 for the years ended December 31, 2000 and 1999, respectively.

     Leased equipment under capital leases as of December 31, 2000 is as follows:

     Equipment                                                                         $ 182,065
     Less accumulated amortization                                                      (139,857)
                                                                                       ---------

     Net Property and Equipment Under Capital Leases                                   $  42,208
                                                                                       =========

9. Stock-Based Compensation Plans

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

                                                                   2000                  1999
                                                                   ----                  ----
     Net Loss:
      As reported                                              $(5,206,198)          $(1,293,640)
      Pro forma                                                $(5,405,613)          $(1,388,153)

     Net Loss Per Share of Common Stock:
      As reported                                              $     (2.03)          $      (.72)
      Pro forma                                                $     (2.10)          $      (.78)

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2000 and 1999:

                                                                      2000              1999
                                                                      ----              ----
     Risk free interest rate                                         6.00%             5.99%
     Expected life                                                   5.0 years         5.0 years
     Expected volatility                                            46.54%            38.18%
     Expected dividend yield                                         0%                   0%


                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. Stock-Based Compensation Plans (Continued)
   ------------------------------------------
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation plans.

     The weighted average fair value price of options granted in 2000 and 1999 was $2.62 and $2.92, respectively.

     The following table summarizes information about the Company's stock-based compensation plans outstanding at December 31, 2000:


                            Options Outstanding                                Options Exercisable
      ------------------------------------------------------------        ----------------------------
                                         Weighted
                                          Average         Weighted                            Weighted
      Range of                           Remaining         Average                             Average
      Exercise           Number         Contractual       Exercise          Number            Exercise
       Prices          Outstanding      Life-Years          Price         Exercisable           Price
       ------          -----------      ----------          -----         -----------           -----
      $4.25 - $6.88     241,000            5.06             $6.09          77,334                $6.65
      =============     =======            ====             =====          ======                =====


     Non-Plan Compensation Expense
     -----------------------------
     The Company recorded compensation expense of $17,500 for the year ended December 31, 1999 for the value of certain options granted to officers and Directors of the Company. The Company recorded compensation expense of $175,424 for the year ended December 31, 2000 for the value of certain options granted to consultants. The valuation of the options and warrants granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

10. Concentration of Credit Risk
    ----------------------------
     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash equivalents and short term investments with high credit quality financial institutions and limits its credit exposure with any one financial institution. The Company provides credit, in the normal course of business, to a large number of companies in the Internet services industry and to resorts for cable TV services. The Company's accounts receivable are due from customers located in California and throughout the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have not exceeded management's expectations.

11. Employee Benefit Plan
    ---------------------
     Effective May 29, 1997, the Company adopted a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Employee Benefit Plan (Continued)
    --------------------------------
     Company matching contributions are discretionary. The Company made matching contributions of $2,105 and $2,364 for the years ended December 31, 2000 and 1999, respectively. Company contributions vest as follows:

          Years of Service                                 Percent Vested
          ----------------                                 --------------
                  1                                              33%
                  2                                              66%
                  3                                             100%

12. Acquisitions
    ------------
     MicroNet Services, Inc.
     -----------------------
     On October 28, 1999, the Company purchased the Internet subscriber base and Web hosting subscriber base from MicroNet Services, Inc. ("MicroNet"), a New Haven, Connecticut based Internet service provider. The Company paid cash of $132,500 and issued 78,810 shares of the Company's common stock valued at $530,000. In July 2000, the Company entered into a Settlement agreement with MicroNet and 3,940 shares of the Company's common stock that were originally issued were returned to the Company. The Company reduced goodwill for the value of the shares returned in 2000. The Company also incurred legal, accounting, finders fees and other direct costs related to the acquisition of approximately $71,485. The acquisition was accounted for using the purchase method of accounting. Results of operations of MicroNet are included in the Company's operations commencing on the acquisition date. Acquired goodwill is being amortized over five years using the straight-line method.

     Suncoast Automation, Inc.
     -------------------------
     On August 22, 2000, the Company acquired all of the outstanding common stock of Suncoast, effective as of August 1, 2000, in exchange for 1,303,072 shares of the Company's common stock, which is valued at approximately $7,736,990. The Company also paid a finders fee of $315,234 in connection with the acquisition and legal expenses and other direct costs of the acquisition of approximately $77,701. The acquisition was accounted for as a purchase. In addition, the Company will deposit 1,000,000 shares of its common stock (the "Earnout Shares") with an Escrow Agent. The shares will be held for a maximum of twenty seven months following the effective date of the Company's public offering (Note 5). The Earnout Shares may be earned by Suncoast's shareholders upon meeting certain subscriber and cash flow provisions over a twenty seven month period. If the criteria for issuance of the Earnout Shares are met the fair market value of the shares issued will be added to goodwill as an additional element of the cost of Suncoast (Note 15).

     Results of operations of Suncoast are included in the Company's operations commencing on the acquisition date. Acquired goodwill is being amortized over seven years using the straight-line method.

     The following presents the unaudited proforma results of operations as if the acquisition of Suncoast and MicroNet occurred on January 1 of each year. The proforma information does not purport to be indicative of the results that actually would have been obtained if the operations had been combined during the years presented and is not intended to be a projection of future results.



                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. Acquisitions (Continued)
    -----------------------
                                                                  2000                  1999
                                                                  ----                  ----
                                                               (Unaudited)           (Unaudited)

      Net sales                                                 $1,727,343           $ 2,131,098
      Net income (loss)                                         (6,347,057)           (2,970,021)
      Net income (loss) per share of common stock                    (1.87)                 (.94)

13. Fair Value of Financial Instruments
    -----------------------------------
     Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2000:

                                                                              2000
                                                                              ----
                                                                 Carrying             Estimated
                                                                  Amount             Fair Value
                                                                  ------             ----------
            Financial Assets:
             Cash and cash equivalents                          $   97,983            $   97,983

            Financial Liabilities:
             Notes payable                                       1,675,000             1,675,000
             Long-term debt                                        161,895               161,895

     The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The fair value of notes payable and long-term debt, including the current portion, approximates fair value because of the market rate of interest on the notes payable and long-term debt and the interest rate implicit in the obligations under capital leases.

14. Segment Information
    -------------------
     The following table details certain financial information for the Company's
     Internet and cable TV operations for the year ended December 31, 2000.
     Prior to the August 2000 acquisition of Suncoast (Note 12) the Company only had Internet operations.


                                                    Internet              Cable TV             Consolidated
                                                    --------              --------             ------------

     Revenues                                     $  1,522,501          $     87,290           $  1,609,791
     Operating expenses                              4,987,037               482,835              5,469,872
                                                  ------------          ------------           ------------
     Operating loss                                 (3,464,536)             (395,545)            (3,860,081)
     Other income (expense)                         (1,346,372)                  255             (1,346,117)
                                                  ------------          ------------           ------------
     Loss before provision for income taxes         (4,810,908)             (395,290)            (5,206,198)
     Provision for income taxes                           --                    --                     --
                                                  ------------          ------------           ------------
     Net loss                                     $ (4,810,908)         $   (395,290)          $ (5,206,198)
                                                  ============          ============           ============

     Total assets                                 $  2,465,221          $  8,843,439           $ 11,308,660
                                                  ============          ============           ============

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. Subsequent Events
    -----------------
     On August 22, 2000 the Company acquired all the outstanding common stock of Suncoast in exchange for 1,303,072 shares of the Company's common stock. In addition, the Company agreed to deposit 1,000,000 shares of its common stock with an Escrow Agent. Over the 27 months following the effective date of the Company's public offering (Note 5), Suncoast's shareholders may earn some or all of these shares based upon meeting the following criteria:
     500,000 shares will be released when Suncoast installs 19,000 subscribers/rooms and achieves $1,300,000 in cumulative cash flow. The balance of the shares will be released in 10% increments for each additional increment of 1,900 subscribers/rooms and $190,000 in cumulative cash flow added.

     In January 2001, Nasdaq informed the Company that as a result of the Suncoast transaction, it violated a Nasdaq marketplace rule, which requires shareholder approval for the issuance of 20% or more of an issuer's securities in connection with an acquisition of assets or securities of another company. In order to remain in compliance with Nasdaq continued listing requirements, Suncoast's shareholders agreed to return to the Company 866,988 shares out of the 1,303,072 shares of common stock issued to them in order to reduce the issuance of the Company's common stock in this acquisition to under 20% and maintain the Company's listing on the Nasdaq Small Cap Market.

     Effective January 16, 2001, the Company entered into an amendment to the stock exchange agreement with the former Suncoast shareholders which provides the following:

          o The former Suncoast shareholders agreed to return an aggregate of 866,988 shares of the Company's common stock.

          o The 866,988 shares of common stock will be reissued to the former shareholders of Suncoast in the event shareholder approval is obtained. The shareholder vote is currently scheduled for May 1, 2001.

          o The Suncoast acquisition agreement was further modified to provide that no additional shares of common stock will be issued to the former Suncoast shareholders, unless and until the Company's shareholders approve the issuance. The agreement also states that no other compensation of any kind or nature will be issued to the former Suncoast shareholders at any time in the event the Company fails to receive shareholder approval for the issuance. The agreement specifically states that even if the Company is eventually delisted from Nasdaq, no further compensation will be issued to the former Suncoast shareholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Executive Officers, Directors, Director Nominees And Key Employees

     Our executive officers, directors and key employees and their ages and positions with us are as follows:

NAME                               POSITION
----                               --------
William Conis                      Chief Executive Officer, President,
                                   Chief Financial Officer and Director
Mark Blanchard                     Vice President and General Manager -
                                   Suncoast Division
Theodore Triantafilu               Director
Andrew Stathopoulos                Director
Michael A. Gales                   Director

     William Conis became a director in 1998 and became ProtoSource Corporation's Chief Executive Officer and Chief Financial Officer in November 1999. Mr. Conis was Vice President, Eastern Region for Hitachi Data Systems from July 1997 through July 1999, and was Hitachi's New York-based District Manager from July 1995 to July 1997. From March 1984 to July 1995, Mr. Conis was a senior consultant for the Kappa Group, a management consulting firm located in New Jersey. Mr. Conis earned a Bachelor's degree and Master's degree in Electrical Engineering from New York University in 1968 and 1971, respectively.

     Mark Blanchard became Vice President and General Manager of the Suncoast division in August 2000. Mr. Blanchard formed Suncoast in September 1998. Prior thereto, from 1995 to 1998 he was founder and President of Internet Stock Market Inc., which facilitated the promotion of public companies. From 1992 to 1995, Mr. Blanchard was founder and President to Pension Specialists Management Group, a company that advised pension funds on investments. From 1979 to 1992, Mr. Balanchard held several positions with Raymond James and Associates and Smith Barney, full service brokerage firms. His final position with Smith Barney was Senior Vice President of Municipals. He graduated from Rutgers University with a degree in business in 1976.

     Theodore Triantafilu was the Chief Operating Officer of Suncoast Automation, Inc. from July 1999 to August 2000. He was the Chief Operating Officer of the Suncoast division from August 2000 to March 2001 and a director upon the completion of the ProtoSource acquisition in August 2000. Mr. Triantfilu has over 29 years experience in telephone operations, digital cable television operations, and marketing as well as establishing new businesses. From 1995 through June 1999, he was the area operations manager for GTE Media Ventures, Pinellas County, Florida, the first overbuild and launch of digital CATV and high-speed cable modem service for GTE Corporation. Prior to that assignment, he served in successive positions of increasing responsibilities both in Florida and World Headquarters in Irving, Texas for GTE during his 28-year career. While serving Corporate Headquarters, he attended GTE Telops Management Development Program for executives.

     Andrew Stathopoulos became a director in 1998. He has over 25 years experience in finance, operations, marketing, mergers and acquisitions, engineering, manufacturing and consulting. From March 1998 to the present he has been with the Bank of New York as a Vice President to launch a software and hardware vendor management program. From 1996 to 1997, he was Vice President of Finance for New Alliance Corp., an emerging markets investment bank specializing in Eastern Europe. He was responsible for financial reporting, internal audit and controls, mid-office and back-office operations, information systems, and management reporting. From 1994 to 1996, he was Vice President of Business Development for Nautical Technology Corp., an independent software developer for the maritime industry. He was responsible for developing and implementing a new marketing and sales program, seeking strategic partners and providing general business advice. Also, from 1994 to 1996, he was Vice President of Business Development for Interbank of New York, a Greek commercial bank where he was responsible for identifying and marketing new products and pursuing new business opportunities. From 1992 to 1994, he was the Vice President of Finance and Administration for Societe Generale Energie, an oil trading products firm. He was responsible for establishing financial controls, accounting and reporting procedures; monitoring cash flow and working capital requirements; managing human resources administration; and dealing with auditors, insurers and vendors. Mr. Stathopoulos holds a BS degree in Industrial Engineering and an MBA degree in Finance and International Business, both from Columbia University.

     Michael A. Gales became a director in October 1999. Mr. Gales has served as Executive Vice President/Corporate Finance of Andrew, Alexander, Wise & Company, Inc., since June 1999. From 1998 to June 1999, Mr. Gales served as Managing Director of InterBank Capital Group, LLC. Prior to joining InterBank Capital Group, from 1996 Mr. Gales served as Managing Director/Corporate Finance of Janssen-Meyers Associates, LP. From 1990 to 1995, Mr. Gales served as Chief Executive Officer and Chairman of the Board of Anchor Capital Co., LLC. For 13 years prior to 1990, Mr. Gales was in successively senior management roles in international engineering and technology licensing operations focusing on the maritime, petroleum and process industries.

Section 16(A) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of their ownership thereof and changes in that ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Exchange Act during fiscal 2000 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 2000, the following persons during the last fiscal year failed to file on a timely basis, as disclosed in the following table, reports required by such section:

                              NUMBER OF               NUMBER
NAME                           REPORTS           OF TRANSACTIONS

William  Conis                    1                     1
Mark Blanchard                    1                     1
Theodore Triantafilu              1                     1
Andrew Stathopoulos               1                     1
Michael Gales                     1                     1

ITEM 10. EXECUTIVE COMPENSATION

     None of the Company's executive officers or directors currently receive compensation in excess of $100,000 per year except Mr. Conis, the Company's Chief Executive Officer, who receives a base salary of $175,000 per year pursuant to an Employment Agreement which expires on October 31, 2001, subject to renewal. Mr. Conis' base salary increases to $200,000 per year once the Company's gross revenues run at the rate of $3,500,000 annually and operating profitability exceeds on an annual basis $600,000 for at least three consecutive months and further increases to $250,000 if the Company's gross revenues run at the rate of $5,000,000 annually and operating profitability on an annual basis exceeds $1,200,000 for at least three consecutive months. The Employment Agreement also provides for the issuance of 100,000 stock options exercisable at $6.875 per share, subject to a vesting schedule. Compensation for all officers and directors as a group for the calendar years ended December 31, 2000 and 1999 aggregated $302,761 and $190,054, respectively.

     The following table discloses certain compensation paid to the Company's Chief Executive Officer for the last three fiscal years.

                                                                                           Long Term
      Name and                                                                           Compensation
      Principal                                 Other        Annual    All Other       Awards/Securities
      Position         Year    Salary ($)    Compensation    Bonus    Compensation   Underlying Options(#)
      --------         ----    ----------    ------------    -----    ------------   ---------------------
William Conis, Chief
Executive Officer      2000     $163,333      $12,000(1)       -           -                  -
                       1999     $27,259          -             -           -               100,000
                       1998        -             -             -           -                  -
----------

     (1)  As per Mr. Conis's 1999 Consulting Agreement.


Option Grants in Last Year and Stock Option Grant

     The following table provides information on option grants during the year ended December 31, 2000, to the named executive officers:

                  Number of       Percent of Total
                 Common Stock    Options Granted to
                  Underlying        Employees in     Exercise Price   Expiration
Name           Options Granted       Fiscal Year       ($/Share)         Date
----              -------            -----------       ---------         ----
William Conis       Nil                  Nil              Nil             Nil

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

     The following table provides information on the value of the named executive officers' unexercised options at December 31, 2000. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2000.

                                                         Value of
                  Number of Unexercised          Unexercised In-The-Money
                  Options at Year End (1)        Options at Year End (1)
               ---------------------------     ---------------------------
Name           Exercisable   Unexercisable     Exercisable   Unexercisable
----           -----------   -------------     -----------   -------------

William Conis        70,000/45,000                       $0/$0


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

     The Plan is administered by the Board of Directors and terminates in November 2004. At December 31, 2001, the Company had reserved 150,000 shares of Common Stock for issuance under the Plan. Under the Plan, the Board of Directors determines which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price.

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

     No options may be transferred by an optionee, other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may only be exercisable by the optionee. Options may be exercised only if the option holder remains continuously associated with the Company from the date of grant to the date of exercise. Options under the Plan must be granted within five years from the effective date of the Plan and the exercise date of an option cannot be later than ten years from the date of grant. Any options that expire unexercised or that terminate upon an optionee's ceasing to be employed by the Company become available once again for issuance. Shares issued upon exercise of an option will rank equally with other shares then outstanding.

     As of December 31, 2000, 141,000 options are outstanding.

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

     A total of 150,000 shares of authorized but unissued common stock have been reserved for issuance pursuant to the 1999 Plan. As of December 31, 2000, 100,000 options are outstanding at $6.875 per share.

     Options under the 1999 Plan may not be transferred, except by will or by the laws of intestate succession. The number of shares and price per share of the options under the Plan will be proportionately adjusted to reflect forward and reverse stock splits. The holder of an option under the 1999 Plan has none of the rights of a shareholder until shares are issued.

     The 1999 Plan is administered by the Board of Directors, which has the power to interpret the 1999 Plan, determine which persons are to be granted options and the amount of such options. The provisions of the Federal Employee Retirement Income Security Act of 1974 do not apply to the 1999 Plan. Shares issuable upon exercise of options will not be purchased in open market transactions but will be issued by us from authorized shares. Payment for shares must be made by optionees in cash from their own funds. No payroll deductions or other installment plans have been established.

     Shares issuable under the 1999 Plan may be sold in the open market, without restrictions, as free trading securities. No options may be assigned, transferred, hypothecated or pledged by the option holder. No person may create a lien on any securities under the 1999 Plan, except by operation of law. However, there are no restrictions on the resale of the shares underlying the options. The 1999 Plan will remain in effect until May 2009 but may be terminated or extended by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the holdings of Common Stock by each person who, as of March 31, 2001, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record and all share amounts include stock options and Common Stock purchase warrants exercisable within 60 days from the date hereof. The address of all persons is in care of the Company at 2300 Tulare Street, Suite 210, Fresno, California 93721.


                                         Amount and Nature
                                           of Beneficial        Percent of Class
Name of Beneficial Owner (1)               Ownership (2)               (%)

William Conis(3)                               70,300                 1.6%
Andrew Stathopoulos(4)                         10,000                   *
Michael A. Gales(8)                             5,000                   *
Mark Blanchard (6)                             43,310                   *
Theodore Triantafilu (7)                         -                      -
SHA Cable Holdings(5)                         168,200                 3.9%
South Ocean, LLC(9)                           164,580                 3.8%
All officers and directors as a group
(5 persons)                                   128,110                 2.9%
--------------------
*        Less than 1%


(1) Except as otherwise indicated, the address of each beneficial owner is c/o ProtoSource Corporation, 2300 Tulare Street, Suite 210, Fresno, CA 93721.

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.

(3) Includes presently exercisable options to purchase (i) 10,000 shares at $6.00 per share at any time until October 2003, and (ii) 60,000 shares at $6.875 per share anytime until November 2004. Does not include shares issuable upon exercise of 45,000 options that are not presently exercisable.

(4) Represents stock options to purchase 10,000 shares at $6.00 per share at any time until October 2003. Does not include shares issuable upon the exercise of 5,000 options that are not presently exercisable.

(5) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, Alan Docter, Adam Wagner, Rob Israel, Diane Israel, Lynne Israel, Gerald Bedrin, Atti Vilpulla, David Weinberger, John Wagner, Daniel Marx, Paul Beck, Eric Salomon, Steve Marvin and Colin Frey may be deemed a control persons of the shares owned by SHA Cable Holdings.

(6)  Includes 43,310 shares owned by his wife, Virginia M. Blanchard.

(7) Does not include shares issuable upon exercise of 30,000 options that are not presently exercisable.

(8) Represents 5,000 options to purchase shares of common stock at $6.00 per share at anytime until October 2004. Does not include shares issuable upon exercise of 10,000 options that are not exercisable.

(9) Includes 77,959 shares held in the name of Jeanne F. Jennings. In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, Jeanne F. Jennings and David Jennings may be deemed control persons of the shares owned by such entity.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

3.01        Restated Articles of Incorporation of the Registrant (1)

3.02        By-laws of the Registrant (1)

3.03        Class B warrant agreement

10.01       1995 Incentive Stock Option Plan (2)

10.02       Employment Agreement with William Conis (3)

10.03 Stock Exchange Agreement, dated as of August 22, 2000 and effective as of August 1, 2000, by and among ProtoSource Corporation, Suncoast Automation, Inc. and the shareholders of Suncoast Automation, Inc.
            (4)

10.08       Form of Employment Agreement with Theodore Triantafilu (4)

10.09       Form of Employment Agreement with Mark Blanchard (4)

10.10       Form of Employment Agreement with Kent Spears (4)

10.11       1999 Executive Officer Stock Option Plan (5)

10.12 Form of Master Agreement for Construction between Suncoast Automation, Inc. and Walt Disney World (6)

10.13 Exclusive Cable Development and Programming Services Agreement between Suncoast Automation, Inc. and Sunterra Communications Corporation for Scottsdale Village Mirage (6)

10.14 Exclusive Cable Development and Programming Services Agreement between Suncoast Automation, Inc. and Sunterra Communications Corporation for Greenspring Plantation and Powhatan Plantation (6)

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

10.15 Exclusive Cable Development and Programming Services Agreement between Suncoast Automation, Inc. and Sunterra Communications Corporation for Carambola Beach Estate, Flamingo Beach, and Royal Palm Beach (6)

10.16 Exclusive Cable Development and Programming Services Agreement between Suncoast Automation, Inc. and Bluegreen Resorts Management, Inc for Laurel Crest, Mountainloft, Shenandoah Crossing and Christmas Mountain Resorts (6)

10.17 Exclusive Cable Development and Programming Services Agreement between Suncoast Automation, Inc. and Sunterra Communications Corporation for Cypress Point Resort located in Lake Buena Vista, Florida (6)

10.18 Amendment No. 1 to the Stock Exchange Agreement, dated as of August 22, 2000 and effective as of August 1, 2000, by and among ProtoSource Corporation, Suncoast Automation, Inc. and the shareholders of Suncoast Automation, Inc., dated January 15, 2001
            (6)

23.01       Consent of Angell & Deering

----------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2/A, as filed with the Securities and Exchange Commission on May 5, 1998.

(2) Incorporated by reference to the Company's Registration Statement on Form SB-2, declared effective by the Securities and Exchange Commission on February 9, 1995, file number 333-56242.

(3) Incorporated by reference to the Company's Form 8-K, as filed with the Securities and Exchange Commission on November 9, 1999.

(4) Incorporated by reference to the Company's Form 8-K, as filed with the Securities and Exchange Commission on August 31, 2000.

(5) Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on May 14, 1999, file number 333-78497.

(6) Incorporated by reference to the Company's Registration Statement on Form SB-2, declared effective by the Securities and Exchange Commission on February 14, 2001, file number 333-45778

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on April 13, 2001.


                                              PROTOSOURCE CORPORATION



                                              By /s/ William Conis
                                              --------------------
                                              William Conis
                                              Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

Signature                         Title                           Date
---------                         -----                           ----


/s/ William Conis                 Chief  Executive Officer        April 13, 2001
-----------------                 Chief Financial Officer
William Conis                     (Principal Accounting
                                  Officer), and Director


/s/ Andrew Stathopoulos           Director                        April 13, 2001
-----------------------
Andrew Stathopoulos


/s/ Michael A. Gales              Director                        April 13, 2001
--------------------
Michael A. Gales