Form 10QSB
period 2001-03-31
PROTOSOURCE CORP
filed 2001-05-14
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                              Washington D.C. 20549


                                   Form 10-QSB
                                   (Mark One)

    [ X ] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                      For the quarter ended March 31, 2001

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



Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

There were 4,356,649 shares of the registrant's common stock, no par value outstanding on March 31, 2001.

ProtoSource Corporation
                                      Index

                                                                           Page
                                                                           ----

Part I. Financial Information

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheet at March 31, 2001     3

                 Condensed Consolidated Statements of Operations for the
                 three months ended March 31, 2001 and 2000                 5

                 Condensed Consolidated Statements of Cash Flows
                 for the Three months ended March 31, 2001 and 2000         6

                 Notes to Unaudited Condensed Consolidated Financial
                 Statements                                                 8

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        10

Part II. Other Information

                 Other Information                                          13

                 Signatures                                                 13



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

                             ProtoSource Corporation
                      Condensed Consolidated Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

                                     Assets

Current assets:
   Cash and cash equivalents                                       $    413,365
   Accounts receivable - trade, net of allowance
   for doubtful accounts of $40,000                                     116,207
   Prepaid expenses and other                                           120,297
   Inventory                                                            113,054
                                                                   ------------

   Total current assets                                                 762,923
                                                                   ------------

Property and equipment, at cost:
   Equipment                                                          1,021,770
   Furniture                                                            166,418
   Leasehold improvements                                                 6,463
   On-site equipment                                                    707,113
                                                                   ------------

                                                                      1,901,764
   Less accumulated depreciation and amortization                    (1,082,067)
                                                                   ------------

   Net property and equipment                                           819,697
                                                                   ------------


Other assets:
   Goodwill, net of accumulated amortization of $999,543              7,960,161
   Investment in corporation                                            630,000
   Deposits                                                              37,440
                                                                   ------------

     Total other assets                                               8,627,601
                                                                   ------------


     Total assets                                                  $ 10,210,221
                                                                   ============


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
                      Condensed Consolidated Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                $    628,395
   Accrued expenses                                                      57,893
   Deferred revenue                                                      30,235
   Current portion of long-term debt                                     83,115
                                                                   ------------

     Total current liabilities                                          799,638
                                                                   ------------


Long-term debt, net of current portion above:
   Individuals and other                                                102,683
   Obligations under capital leases                                      40,182
   Less current portion above                                           (83,115)
                                                                   ------------

     Total long-term debt                                                59,750
                                                                   ------------

Commitments and contingencies                                              --

Stockholders' equity:
   Preferred stock, no par value; 5,000,000
   shares authorized, none issued
   and outstanding                                                         --
   Common stock, no par value; 10,000,000
   shares authorized, 4,356,649 shares
   issued and outstanding                                            24,178,540
   Additional paid in capital                                           221,325
   Accumulated deficit                                              (15,049,032)
                                                                   ------------

     Total stockholders' equity                                       9,350,833
                                                                   ------------

     Total liabilities and stockholders' equity                    $ 10,210,221
                                                                   ============


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2001             2000
                                                   -----------      -----------

Net revenues                                       $   455,991      $   369,458
                                                   -----------      -----------

Operating expenses:
   Cost of revenues                                    277,839          165,022
   Sales and marketing                                 144,880           77,829
   General and administrative                          566,053          425,557
   Depreciation and amortization                       378,966           75,561
                                                   -----------      -----------

Total operating expenses                             1,367,738          743,969
                                                   -----------      -----------

Operating loss                                        (911,747)        (374,511)
                                                   -----------      -----------

Other income (expense):
   Interest income                                       1,855            9,980
   Interest expense                                   (876,168)          (3,677)
                                                   -----------      -----------


   Total other income (expense)                       (874,313)           6,303
                                                   -----------      -----------

Loss before provision for income taxes              (1,786,060)        (368,208)

Provision for income taxes                                --               --
                                                   -----------      -----------

Net Loss                                           $(1,786,060)     $  (368,208)
                                                   ===========      ===========


Net Income (Loss) Per
Share of Common Stock:
   Basic                                           $      (.49)     $      (.19)

   Diluted                                         $      (.49)     $      (.19)

Weighted Average Number of
 Common Shares Outstanding:

   Basic                                             3,673,436        1,889,539
   Diluted                                           3,673,436        1,889,539


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                             ProtoSource Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                         2001            2000
                                                     -----------    -----------
Cash flows from operating activities:
   Net loss                                          $(1,786,060)   $  (368,208)
   Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Depreciation and amortization                       1,228,238         75,561
   Issuance of common stock for services                  35,670           --
   Changes in operating assets:
      Accounts receivable                                 19,609         15,336
      Inventories                                        216,150           --
      Prepaid expenses and other assets                   17,592         22,371
      Accounts payable                                  (457,603)       (49,512)
      Accrued expenses                                  (168,586)       (82,385)
      Deferred revenue                                    (2,575)        13,173
                                                     -----------    -----------


   Net cash (used) by operating activities              (897,565)      (373,664)
                                                     -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                     (3,620)          --
   Deposits                                                 --           (2,602)
   Employee receivable                                      --            5,000
                                                     -----------    -----------
   Net cash provided (used) by investing activities       (3,620)         2,398
                                                     -----------    -----------

Cash flows from financing activities:
   Proceeds from borrowing                               175,000        420,028
   Payments on notes payable                          (1,869,030)       (16,571)
   Offering costs incurred                              (666,653)       (35,000)
   Debt issuance costs incurred                          (22,750)       (67,770)
   Issuance of common stock                            3,600,000        114,206
                                                     -----------    -----------
   Net cash provided by financing activities           1,216,567        414,893
                                                     -----------    -----------

   Net increase in cash and cash equivalents             315,382         43,627

   Cash and cash equivalents at beginning of period       97,983        677,319
                                                     -----------    -----------

   Cash and cash equivalents at end of period        $   413,365    $   720,946
                                                     ===========    ===========


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                          2001        2000
                                                          ----        ----


Supplemental Disclosure of Cash Flow information:
   Cash paid during the period for:
    Interest                                            $ 26,898         --
    Income taxes                                            --           --

Supplemental Disclosure of Noncash
 Investing and Financing Activities:
 Issuance of common stock in connection                 $175,000     $379,000
 with financing





                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2001. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.


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

The basic and diluted earnings per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be antidilutive. Options and warrants to purchase 3,048,378 and 1,669,833 shares of common stock at March 31, 2001 and 2000, respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

Suncoast Acquisition

On August 22, 2000 the Company acquired all the outstanding common stock of Suncoast in exchange for 1,303,072 shares of the Company's common stock. In addition, the Company agreed to deposit 1,000,000 shares of its common stock with an Escrow Agent. Over the 27 months following the effective date of the Company's public offering, Suncoast's shareholders may earn some or all of these shares based upon meeting the following criteria: 500,000 shares will be released when Suncoast installs 19,000 subscribers/rooms and achieves $1,300,000 in cumulative cash flow. The balance of the shares will be released in 10% increments for each additional increment of 1,900 subscribers/rooms and $190,000 in cumulative cash flow added.

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

At the May 1, 2001 shareholders meeting the 866,988 shares were approved to be reissued to the former shareholders of Suncoast.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended March 31, 2001 vs. Three Months ended March 31, 2000


     Net Revenues. For three months ended March 31, 2001 net sales were $455,991 versus $369,458 in the same period of the prior year. The increase in revenues of $86,533 is primarily attributed to outsourced technical support (approximately $42,638), DSL (approximately $29,498) and cable services revenue of Suncoast Automation ($52,933). The Company believes that revenues will continue to increase as marketing plans are executed that focus on DSL, Web development and outsourcing technical support for other ISP's, and if additional capital is raised, installing cable TV systems in timeshare resorts (comprising approximately 3,900 units) already contracted by Suncoast Automation.

     Operating Expenses. For three months ended March 31, 2001, total operating expenses were $1,367,738 versus $743,969 in the same period of the prior year. This increase of $623,769 is attributed to the operating expenses of Suncoast Automation ($286,556), an investor relations contract executed in August 2000 (approximately $45,118), an increase of $98,096 in our network line costs currently under dispute with one of our backbone providers and increased depreciation and amortization costs of $303,405. The increase in amortization costs is primarily attributed to the amortization of the goodwill (approximately $35,728) from the MicroNet acquisition in late 1999 and amortization of the goodwill (approximately $294,457) from the Suncoast Automation acquisition in August 2000. The Company believes that recurring operating expenses will increase as revenues increase but will decrease as a percentage of revenue.

     Operating Loss. The Company's operating loss for the period ending March 31, 2001 totaled $911,747 versus $374,511 in 2000. This increase of $537,236 is due to an increase in total operating expenses as described above. Management believes that operating results will improve as revenues increase.

     Interest income. Net interest expense totaled $874,313 for the period ending March 31, 2001 versus net interest income of $6,303 in 2000. The increase in interest expense is a result of interest expense associated with the bridge loans completed in May and December 2000 and January 2001, and the amortization of debt issuance costs incurred with these bridge loans.


Segment Information

     The following table details certain financial information for the Company's Internet and cable TV operations for the three months ending March 31, 2001. Prior to the August 2000 acquisition of Suncoast Automation the Company only had Internet operations.

                                                Internet        Cable TV      Consolidated
                                              ------------    ------------    ------------
     Revenue                                  $    403,058    $     52,933    $    455,991
     Operating expenses                          1,081,182         286,556       1,367,738
                                              ------------    ------------    ------------
     Operating loss                               (678,124)       (233,623)       (911,747)
     Other income (expense)                       (874,280)            (33)       (874,313)
                                              ------------    ------------    ------------
     Loss before provision for income taxes     (1,552,404)       (233,656)     (1,786,060)
     Provision for income taxes                       --              --              --
                                              ------------    ------------    ------------
     Net loss                                 $ (1,552,404)   $   (233,656)   $ (1,786,060)
                                              ============    ============    ============

     Total assets                             $  1,920,957    $  8,289,264    $ 10,210,221
                                              ============    ============    ============

Liquidity and Capital Resources

     For the three months ended March 31, 2001, the Company used $897,565 of cash for operating activities. The Company has working capital of ($36,715) at March 31, 2001 which is an increase of $2,243,724 from December 31, 2000. As of March 31, 2001, the Company had $413,365 in cash and cash equivalents and total liabilities of $859,388.

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

     In September 2000, Protosource acquired an aggregate of $329,686 principal amount of Infosis Corp. convertible promissory notes at $0.05 on the dollar for a total acquisition price of $16,484. These convertible promissory notes were then converted into 329,686 shares of preferred stock of Infosis Corp. Concurrent with the acquisition of the Infosis Corp. promissory notes by Protosource, Infosis Corp. merged into P2i, Inc., a privately held corporation. ProtoSource's investment in Infosis Corp. was increased by the amount that it paid for the promissory notes which were then converted into preferred stock of Infosis Corp. As a result of this merger, ProtoSource now owns 506,225 shares of common stock or approximately 4% of P2i, Inc. As a result of a lack of interest in the strategic alliance by Infosis and the merger between Infosis and P2i, Inc., our original investment into Infosis, which merged into P2i, Inc., has turned into a passive investment. P2i, Inc. is a privately held company and there can be no assurances that we will realize the full value of this investment if we need to dispose of these assets. In addition, after further review of this investment, although no formal appraisal or valuation report was prepared, as of December 31, 2000, we recorded an impairment expense of $1,271,484 to write down this investment to its estimated market value. The impairment expense was recorded as the difference between $630,000 and the total amount of our investment into Infosis.

     Andrew, Alexander, Wise & Co., Inc. acted as placement agent for $1,500,000 of bridge financing completed in May 2000. The short-term financing was in the form of units containing promissory notes with interest at 10%. In addition, each $25,000 unit consisted of 4,000 shares of our common stock. The promissory notes were due and paid at the closing of our February 2001 public offering. Andrew, Alexander, Wise & Co., Inc. was paid a 10% commission and a 3% non-accountable expense allowance. In connection with this bridge financing, we incurred debt issuance costs of approximately $1,722,500. The unamortized debt issuance costs were expensed as interest when the loans were repaid in February 2001.

     On August 22, 2000, we acquired all the outstanding common stock of Suncoast Automation, Inc. in exchange for 1,303,072 shares of our common stock. Although we did not obtain an independent appraisal of the fair market value of Suncoast, we based our valuation on the cable television industry standard at that time of $5,000 per subscriber. In connection with our continued Nasdaq listing, 866,988 out of the 1,303,072 shares of common stock issued to Suncoast shareholders were returned to us for cancellation and were reissued following approval by our shareholders at a Special Meeting held on May 1, 2001. In addition, we will deposit 1,000,000 shares of our common stock with an escrow agent. Over the 27 months following the effective date of this transaction, Suncoast's shareholders may earn some or all of these shares based upon meeting the following criteria: 500,000 shares will be released when Suncoast installs 19,000 subscribers/rooms and achieves $1,300,000 in cumulative cash flow. The balance of the shares will be released in 10% increments for each additional increment of 1,900 subscribers/rooms and $190,000 in cumulative cash flow added.

     In December 2000, Andrew, Alexander, Wise & Co., Inc. acted as placement agent for a $175,000 bridge financing. The short-term financing was in the form of a unit containing promissory notes with interest at 10%. In addition, the unit consisted of 50,050 shares of our common stock. The promissory notes were due and paid at the closing of the February 2001 public offering. Andrew, Alexander, Wise & Co., Inc. was paid a 10% commission and a 3% non-accountable expense allowance. In connection with this bridge financing, we incurred debt issuance costs of approximately $197,750. The debt issuance costs were expensed as interest when the loan was repaid in February 2001.

     In January 2001, Andrew, Alexander, Wise & Co., Inc. acted as placement agent for a $175,000 bridge financing. The short-term financing was in the form of a unit containing promissory notes with interest at 10%. In addition, the unit consisted of 50,050 shares of our common stock. The promissory notes were due and paid at the closing of the February 2001 public offering. Andrew, Alexander, Wise & Co., Inc. was paid a 10% commission and a 3% non-accountable expense. In connection with this bridge financing, we incurred debt issuance costs of approximately $197,750. The debt issuance costs were expensed as interest when the loan was repaid in February 2001

     In February 2001, the Company sold 800,000 units of securities at $4.50 per unit (the "February 2001 public offering"). Each unit consisted of two shares of Common Stock and one redeemable Common Stock purchase warrant exercisable at $2.92 per share until February 14, 2006. The proceeds of this offering were significantly lower than had been expected. As a result, the bulk of the funds from the offering were used to repay the bridge loans incurred in 2000 and early 2001, as well as past due trade payables. The remaining capital will be required to fund the operations of the Company for the next few months. Thus, the Company is unable to fund the build-out of the cable TV contracts of the Suncoast division. Alternative methods of financing are being actively sought as well as the possible sale of this division.

     On May 1, 2001, the Company signed a Term Sheet to acquire Agence 21 ("a21"). a21, a development stage company, expects to offer professional photographers a unique package that encompasses a full range of marketing, business and editorial services for digital and analog images. The closing of the transaction is contingent on shareholder approval as well as raising sufficient capital to fund the combined companies. With our own Internet expertise, we will be able to support a21 with customized solutions for photographers and agencies, without depending on the infrastructure of others. Currently, a21 has approximately 24,623,500 shares of common and preferred stock outstanding. For every five shares of a21 stock, a21 shareholders will receive one share of the Company's common stock, one share of newly authorized preferred stock (convertible into 1.5 shares of common stock) and one warrant to purchase one share of common stock. Two thirds of the common and preferred shares issued to a21 shareholders will be placed in escrow and may be released based on the following conditions: One half will be released if a21 achieves an annual revenue run-rate of at least $2 million during the first 12 months after the acquisition and the second half will be released if a21 achieves an annual revenue run-rate of at least $12 million during the first 36 months after the acquisition. Furthermore, all common and preferred shares issued to a21 shareholders will be subject to a 30-month restriction on transfer, which can be removed early by achieving certain volume and price parameters. The warrants issued to a21 shareholders will be divided into four equal traunches and will be redeemable. The first traunch will have an exercise price of approximately $1.51; the second, at $2.92; the third, at $4.82; and the last at $6.32. Additionally, approximately one million warrants will be issued to a21 employees and investors (approximately 250,000 at closing and the balance six months afterwards). Exercise prices for these warrents will range between $1 and approximately $1.52.

Part II. Other Information

Item 5. Exhibits and Reports on Form 8-K

     None.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ProtoSource Corporation,



May 11, 2001                               /s/ William Conis
                                           -----------------
                                           William Conis,
                                           Chief Executive Officer/
                                           Principal Accounting Officer