Form 10QSB
period 2001-06-30
PROTOSOURCE CORP
filed 2001-08-20
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                              Washington D.C. 20549


                                   Form 10-QSB
                                   (Mark One)

    [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                       For the quarter ended June 30, 2001

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

                           2300 Tulare St., Suite 210
                                Fresno, CA 93721
                                ----------------
               (address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (559) 490-8600



Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There were 5,492,103 shares of the registrant's common stock, no par value outstanding on June 30, 2001.

                             ProtoSource Corporation
                                      Index

                                                                            Page
                                                                            ----

Part I.   Financial Information

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheet at June 30, 2001      3

                   Condensed Consolidated Statements of Operations for the
                   three months ended June 30, 2001 and 2000                  5

                   Condensed Consolidated  Statements of Operations
                   for six months ended June 30, 2001 and 2000                6

                   Condensed Consolidated Statements of Cash Flows
                   for the six months ended June 30, 2001 and 2000            7

                   Notes to Condensed Consolidated Financial Statements       9

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       12

Part II.  Other Information

                   Other Information                                         17


                   Signatures                                                17


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

                             ProtoSource Corporation
                      Condensed Consolidated Balance Sheet
                                  June 30, 2001
                                   (Unaudited)

                                     Assets

Current assets:
   Cash and cash equivalents                                        $   108,641
   Accounts receivable - trade, net of allowance
   for doubtful accounts of $17,000                                     111,456
   Prepaid expenses and other                                           139,296
   Assets held for sale                                               1,210,069
                                                                    -----------

   Total current assets                                               1,569,462
                                                                    -----------

Property and equipment, at cost:
   Equipment                                                          1,049,019
   Furniture                                                            148,219
   Leasehold improvements                                                 6,463
                                                                    -----------
                                                                      1,203,701
   Less accumulated depreciation and amortization                    (1,041,498)
                                                                    -----------

   Net property and equipment                                           162,203
                                                                    -----------


Other assets:
   Goodwill, net of accumulated amortization of $250,876                477,857
   Investment in corporation, net of impairment $1,675,484              226,000
   Deposits                                                              14,601
                                                                    -----------

     Total other assets                                                 718,458
                                                                    -----------


     Total assets                                                   $ 2,450,123
                                                                    ===========


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
                      Condensed Consolidated Balance Sheet
                                  June 30, 2001
                                   (Unaudited)

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                $    226,679
   Customer deposit                                                       5,000
   Accrued expenses                                                      62,816
   Deferred revenue                                                      28,708
   Current portion of long-term debt                                     47,739
   Liabilities assumed upon sale                                        140,269
                                                                   ------------

     Total current liabilities                                          511,211
                                                                   ------------


Long-term debt, net of current portion above:
   Obligations under capital leases                                     139,637
   Less current portion above                                           (47,739)
                                                                   ------------

     Total long-term debt                                                91,898
                                                                   ------------

Commitments and contingencies                                              --

Stockholders' equity:
   Preferred stock, no par value; 5,000,000
   shares authorized, none issued
   and outstanding                                                         --
   Common stock, no par value; 10,000,000
   shares authorized, 5,492,103 shares
   issued and outstanding                                            24,535,043
   Additional paid in capital                                           221,325
   Accumulated deficit                                              (22,909,354)
                                                                   ------------

     Total stockholders' equity                                       1,847,014
                                                                   ------------

     Total liabilities and stockholders' equity                    $  2,450,123
                                                                   ============


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three months ended June 30,
                                                    ---------------------------
                                                       2001             2000
                                                       ----             ----

Net revenues                                        $   383,425     $   381,687
                                                    -----------     -----------

Operating expenses:
   Cost of revenues                                     130,115         175,043
   Sales and marketing                                   39,794          96,438
   General and administrative                           369,669         405,312
   Depreciation  and amortization                        56,852         429,065
   Impairment of investment                             404,000            --
                                                    -----------     -----------

Total operating expenses                              1,000,430       1,105,858
                                                    -----------     -----------

Operating loss                                         (617,005)       (724,171)
                                                    -----------     -----------

Other income (expense):
   Interest income                                        2,120           5,536
   Interest expense                                      (1,954)        (33,305)
                                                    -----------     -----------


   Total other income (expense)                             166         (27,769)
                                                    -----------     -----------

Loss before provision for income taxes                 (616,839)       (751,940)

Provision for income taxes                                 --              --
                                                    -----------     -----------

Net Loss From Continuing Operations                    (616,839)       (751,940)
                                                    -----------     -----------

Discontinued Operations:
   Loss from discontinued operations                   (455,985)           --
   Loss on disposal                                  (6,786,621)           --
                                                    -----------     -----------

     Total Loss From Discontinued Operations         (7,242,606)           --
                                                    -----------     -----------

Net Loss                                            $(7,859,445)    $  (751,940)
                                                    ===========     ===========

Net Income (Loss) Per Share of Common Stock:
   Basic:
     Weighted Average Number of Common Shares
       Outstanding                                    4,950,190       2,114,999
     Net Income (Loss) Per Share of Common Stock:
       Continuing operations                        $      (.13)    $      (.36)
       Discontinued operations                            (1.46)           --
                                                    -----------     -----------
       Net Loss                                     $     (1.59)    $      (.36)
                                                    ===========     ===========

   Diluted:
     Weighted Average Number of Common Shares
       Outstanding                                    4,950,190       2,114,999
     Net Income (Loss) Per Share of Common Stock:
       Continuing operations                        $      (.13)    $      (.36)
       Discontinued operations                            (1.46)           --
                                                    -----------     -----------
       Net Loss                                     $     (1.59)    $      (.36)
                                                    ===========     ===========


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                     Six months ended June 30,
                                                    ---------------------------
                                                       2001            2000
                                                       ----            ----

Net revenues                                        $   786,483     $   751,145
                                                    -----------     -----------

Operating expenses:
   Cost of revenues                                     377,457         340,065
   Sales and marketing                                  100,640         174,267
   General and administrative                           791,401         830,869
   Depreciation  and amortization                       113,658         504,626
   Impairment of investment                             404,000            --
                                                    -----------     -----------

Total operating expenses                              1,787,156       1,849,827
                                                    -----------     -----------

Operating loss                                       (1,000,673)     (1,098,682)
                                                    -----------     -----------

Other income (expense):
   Interest income                                        3,975          15,516
   Interest expense                                    (878,089)        (36,982)
                                                    -----------     -----------

   Total other income (expense)                        (874,114)        (21,466)
                                                    -----------     -----------

Loss before provision for income taxes               (1,874,787)     (1,120,148)

Provision for income taxes                                 --              --
                                                    -----------     -----------

 Net Loss From Continuing Operations                 (1,874,787)     (1,120,148)
                                                    -----------     -----------

Discontinued Operations:
   Loss from discontinued operations                   (984,098)           --
   Loss on disposal                                  (6,786,621)           --
                                                    -----------     -----------

   Total Loss From Discontinued Operations           (7,770,719)           --
                                                    -----------     -----------

Net Loss                                            $(9,645,506)    $(1,120,148)
                                                    ===========     ===========

Net Income (Loss) Per Share of Common Stock:
   Basic:
     Weighted Average Number of Common Shares
       Outstanding                                    4,315,338       2,002,381
     Net Income (Loss) Per Share of Common Stock:
       Continuing operations                        $      (.44)    $      (.56)
       Discontinued operations                            (1.80)           --
                                                    -----------     -----------
       Net Loss                                     $     (2.24)    $      (.56)
                                                    ===========     ===========

   Diluted:
     Weighted Average Number of Common Shares
       Outstanding                                    4,315,338       2,002,381
     Net Income (Loss) Per Share of Common Stock:
       Continuing operations                        $      (.44)    $      (.56)
       Discontinued operations                            (1.80)           --
                                                    -----------     -----------
       Net Loss                                     $     (2.24)    $      (.56)
                                                    ===========     ===========


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      Six months ended June 30,
                                                     ---------------------------
                                                         2001          2000
                                                         ----          ----

Cash flows from operating activities:
   Net loss                                           (9,645,506)   $(1,120,148)
   Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Depreciation and amortization                       1,608,463        504,626
   Impairment of assets held for sale                  6,776,584           --
   Impairment of investment                              404,000           --
   Provision for bad debts                               (22,996)          --
   Issuance of common stock for services                  35,670           --
   Changes in operating assets and liabilities:
      Accounts receivable                                 32,688         (8,762)
      Inventories                                        216,150           --
      Prepaid expenses and other assets                   14,785         28,311
      Assets and liabilities held for sale               (12,781)          --
      Accounts payable                                  (466,106)       (53,757)
      Accrued expenses                                  (163,223)       (53,747)
      Deferred revenue                                    (4,103)        16,295
                                                     -----------    -----------


      Net cash (used) by operating activities         (1,226,375)      (687,182)
                                                     -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                    (67,355)          --
   Increase in note receivable                           (24,447)          --
   Deposits                                                 --           (3,542)
   Employee receivable                                    12,815          5,000
   Loan to corporation                                      --         (500,000)
                                                     -----------    -----------


   Net cash (used) by investing activities               (78,987)      (498,542)
                                                     -----------    -----------

Cash flows from financing activities:
   Proceeds from borrowing                               295,317      1,541,028
   Payments on notes payable                          (1,889,894)       (35,127)
   Offering costs incurred                              (666,653)       (35,000)
   Debt issuance costs incurred                          (22,750)      (222,500)
   Issuance of common stock                            3,600,000        195,458
                                                     -----------    -----------

   Net cash provided by financing activities           1,316,020      1,443,859
                                                     -----------    -----------

   Net increase in cash and cash equivalents              10,658        258,135

   Cash and cash equivalents at beginning of period       97,983        677,319
                                                     -----------    -----------

   Cash and cash equivalents at end of period        $   108,641    $   935,454
                                                     ===========    ===========


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Six months ended June 30,
                                                       -------------------------
                                                            2001        2000
                                                            ----        ----


Supplemental Disclosure of Cash Flow information:
   Cash paid during the period for:
         Interest                                       $   28,820   $    7,387
         Income taxes                                         --           --

Supplemental Disclosure of Noncash
   Investing and Financing Activities:
   Issuance of common stock in connection
     with financing                                     $  277,683   $1,500,000
   Issuance of common stock for services                   289,490         --
   Issuance of common stock for additional
     consideration for an acquisition                         --         26,503







                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
              Notes to Condensed Consolidated Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2001. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

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

The basic and diluted earnings per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be antidilutive. Options and warrants to purchase 3,048,378 and 1,773,378 shares of common stock at June 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

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

Sale of Suncoast Division

Effective July 1, 2001, the Company sold substantially all of the assets of Suncoast Automation Inc., its wholly-owned subsidiary, to Dauphin Technology, Inc, through Suncoast Acquisition Corp., an Illinois corporation, for 766,058 shares of Dauphin Technology common stock valued at stock at $1.1 million based on the closing bid price of $1.47 per share on June 29, 2001.

The Company expects to record an after tax loss of approximately $6,786,621 including a write down of the assets held for sale of $6,786,621 to net realizable value which was recorded in the second quarter ended June 30, 2001. The results of Protosource's operations for all periods presented have been restated for the discontinued Suncoast Automation operations.

         Net Assets of Discontinued Operation         June 30, 2001
         ------------------------------------         -------------
             Accounts Receivable                       $    14,668
             Inventory                                     113,054
             Fixed assets-net                              613,903
             Other Assets                                   24,326
             Goodwill-net                                7,220,700
             Less write down to net realizable value    (6,776,582)
                                                       -----------
               Assets held for sale                    $ 1,210,069
                                                       ===========
             Liabilities assumed                       $   140,269
                                                       ===========

Summary of operating results of       Three Months Ended  Six Months Ended
Discontinued operation:                  June 30, 2001     June 30, 2001
                                         -------------     -------------

          Net Sales                       $    67,691       $   120,624
          Cost of sales                        52,171            82,667
                                          -----------       -----------
          Gross profit                         15,520            37,957
          Operating expenses                  469,913         1,020,431
                                          -----------       -----------
          Income (loss) from operations      (454,393)         (982,474)
          Other income (expense)               (1,592)           (1,624)
                                          -----------       -----------
          Net income (loss)               ($  455,985)      ($  984,098)
                                          ===========       ===========

Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended June 30, 2001 vs. Three Months ended June 30, 2000

     Net Revenues. For the three months ended June 30, 2001 net sales from continuing operations were $383,425 versus $381,687 in the same period of the prior year. The increase in revenues is attributed to an increase in our outsourced technical support and web design/development revenues offset by a decrease in our dial-up Internet access business. The Company believes that revenues will continue to remain relatively flat as marketing activities have been curtailed in order to conserve operating funds.

     Operating Expenses. For the three months ended June 30, 2001, operating expenses from continuing operations were $1,000,430 versus $1,105,858 in the same period of the prior year. This decrease of $105,428 is attributed to lower network lines and salary costs offset by a further impairment of our investment in P2i (see Liquidity and Capital Resources). The Company believes that operating expenses will continue to decline as further cost-cutting measures are put into effect.

     Operating Loss. The Company's operating loss for the period ending June 30, 2001 totaled $617,005 versus $724,171 in 2000. The decrease of $107,166 is due to overall lower total operating expenses offset by a further impairment of our investment in P2i. The Company believes that operating losses will continue to decline as operating expenses are further pared.

     Interest Income. Net interest income totaled $166 for the period ending June 30, 2001 versus net interest income of $(27,769) in 2000. The decrease in interest expense is a result of the elimination of the bridge loans.

     Discontinued Operations. The Company sold the assets of its Suncoast Automation subsidiary effective July 1, 2001. In connection with this sale, we incurred a loss from discontinued operations of $455,985 for the three months ended June 30, 2001 and a $6,786,621 loss on disposal of the assets which is a result of writing down the assets held for sale as of June 30, 2001 to net realizable value.

Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Results of Operations

Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

     Net Revenues. For the six months ended June 30, 2001 net sales from continuing operations were $786,483 versus $751,145 in the same period of the prior year. The increase in revenues is attributed to an increase in our outsourced technical support and web design/development revenues offset by a decrease in our dial-up Internet access business. The Company believes that revenues will continue to remain relatively flat as marketing activities have been curtailed in order to conserve operating funds.

     Operating Expenses. For the six months ended June 30, 2001, operating expenses from continuing operations were $1,787,156 versus $1,849,827 in the same period of the prior year. This decrease of $62,671 is primarily attributed to lower network lines and salary costs offset by a further impairment of our investment in P2i (see Liquidity and Capital Resources). The Company believes that operating expenses will continue to decline as further cost-cutting measures are put into effect.

     Operating Loss. The Company's operating loss for the period ending June 30, 2001 totaled $1,000,673 versus $1,098,682 in 2000. This decrease of $98,009 is due to a decrease in overall operating expenses offset by a further impairment of our investment in P2i. The Company believes that operating losses will continue to decline as operating expenses are further pared.

     Interest Income. Net interest income totaled $(874,114) for the period ending June 30, 2001 versus net interest income of $(21,466) in 2000. The increase in interest expense is a result of interest expense associated with the bridge loans completed in May 2000. The bridge loans were repaid in full from the proceeds of the February 2001 public offering.

     Discontinued Operations. The Company sold the assets of its Suncoast Automation subsidiary effective July 1, 2001. In connection with this sale (see Liquidity and Capital Resources), we incurred a loss from discontinued operations of $984,098 for the six months ended June 30, 2001 and a $6,786,621 loss on disposal of the assets which is a result of writing down the assets held for sale as of June 30, 2001 to net realizable value.

Liquidity and Capital Resources

     For the six months ended June 30, 2001, the Company used $1,226,375 of cash for operating activities. The Company has working capital of $1,058,251 at June 30, 2001 which is an increase of $3,338,690 from December 31, 2000. As of June 30, 2001, the Company had $108,641 in cash and cash equivalents and total liabilities of $603,109. Included in the total liabilities is $140,269 assumed effective July 1, by Dauphin Technology, Inc. as part of the purchase price paid for Suncoast Automation and approximately $151,798 in disputed charges with two of our telecommunications providers.

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

     On July 17, 2001, P2i acquired all the assets of Twenty Twenty Design & Marketing, Inc. of New York City. As a result of this acquisition, our holdings in P2i were diluted to approximately 2.6% of the resulting entity. Additionally, the post-merger valuation of the company was set at approximately $8.7 million. Based on this new information, we have recorded an additional impairment expense of $404,000 as of June 30, 2001, to write down this investment to this value. The impairment expense was recorded as the difference between the previous value of this investment ($630,000) and the newly established value ($226,000).

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

     On August 22, 2000, we acquired all the outstanding common stock of Suncoast Automation, Inc. in exchange for 1,303,072 shares of our common stock. Although we did not obtain an independent appraisal of the fair market value of Suncoast, we based our valuation on the cable television industry standard at that time of $5,000 per subscriber. On May 17, we entered into a Term Sheet to sell the assets of Suncoast Automation to Dauphin Technology, Inc. (DNTK.OB), an Illinois corporation. The sale was concluded effective July 1, 2001. As a result of the sale, we received 766,058 shares of Dauphin common stock of which 38,303 were paid to our investment banker, Andrew, Alexander, Wise and Company. Dauphin also agreed to assume $140,269 in Suncoast liabilities. In conjunction with the sale, we negotiated approximately $362,498 of Suncoast-related liabilities for 268,466 shares of our common stock and approximately $3,300 in cash. The write-down in connection with this sale is being taken in this quarter. Since the Dauphin stock received in the sale will not be registered until after September 15, 2001, we are currently seeking a loan against this stock in order to continue to fund our operations.

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

     In February 2001, the Company sold 800,000 units of securities at $4.50 per unit (the "February 2001 public offering"). Each unit consisted of two shares of Common Stock and one redeemable Common Stock purchase warrant exercisable at $2.92 per share until February 14, 2006. The proceeds of this offering were significantly lower than had been expected. As a result, the bulk of the funds from the offering were used to repay the bridge loans incurred in 2000 and early 2001 as well as past due trade payables. The remaining capital will be required to fund the operations of the Company for the next few months. Thus, the Company is unable to fund the build-out of the cable TV contracts of the Suncoast division. Thus, the sale of Suncoast was actively sought.

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

     As of August 13, 2001, a21 has been unsuccessful in raising the required capital to fund our combined operations. Thus, we are exploring several other alternatives to fuel our future growth as well as continuing to pursue the funding of a21.

Part II. Other Information



Item 5.  Exhibits and Reports on Form 8-K

     The Company filed a Form 8-K dated July 15, 2001 for the sale of the assets of Suncoast Automation, Inc. in exchange for the issuance of 766,058 shares of Dauphin Technology, Inc. common stock. The sale was consummated effective July 1, 2001.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ProtoSource Corporation,



August 17, 2001                            /s/ William Conis
---------------                            -----------------
                                           William Conis,
                                           Chief Executive Officer/
                                           Principal Accounting Officer