Form 10QSB
period 2001-09-30
PROTOSOURCE CORP
filed 2001-11-08
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                              Washington D.C. 20549


                                   Form 10-QSB
                                   (Mark One)

    [ X ] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                    For the quarter ended September 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There were 5,492,103 shares of the registrant's common stock, no par value outstanding on September 30, 2001.

                             ProtoSource Corporation
                                      Index

                                                                            Page
                                                                            ----

Part I    Financial Information

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheet
                  at September 30, 2001                                        3

                  Condensed Consolidated Statements of Operations for the
                  three months ended September 30, 2001 and 2000               5

                  Condensed Consolidated  Statements of Operations
                  for nine months ended September 30, 2001 and 2000            6

                  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2001 and 2000        7

                  Notes to Condensed Consolidated Financial Statements         9

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         12

Part II.  Other Information

                     Other Information                                        17


                     Signatures                                               17


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

                             ProtoSource Corporation
                      Condensed Consolidated Balance Sheet
                               September 30, 2001
                                   (Unaudited)

                                     Assets

Current assets:
   Cash and cash equivalents                                        $    36,921
   Accounts receivable - trade, net of allowance
   for doubtful accounts of $20,656                                      76,439
   Prepaid expenses and other                                            63,818
                                                                    -----------

   Total current assets                                                 177,178
                                                                    -----------

Property and equipment, at cost:
   Equipment                                                          1,049,805
   Furniture                                                            148,219
   Leasehold improvements                                                 6,463
                                                                    -----------
                                                                      1,204,487
   Less accumulated depreciation and amortization                    (1,063,831)
                                                                    -----------

   Net property and equipment                                           140,656
                                                                    -----------


Other assets:
   Goodwill, net of accumulated amortization of $286,605                442,129
   Investment in corporation, net of impairment $1,675,484              226,000
   Investment in Dauphin Technology, Inc.                               720,477
   Deposits                                                              10,919
                                                                    -----------

     Total other assets                                               1,399,525
                                                                    -----------


     Total assets                                                   $ 1,717,359
                                                                    ===========


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
                      Condensed Consolidated Balance Sheet
                               September 30, 2001
                                   (Unaudited)

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                $    273,658
   Customer deposit                                                       5,000
   Accrued expenses                                                      39,039
   Deferred revenue                                                       6,970
   Current portion of long-term debt                                     17,033
                                                                   ------------

     Total current liabilities                                          341,700
                                                                   ------------


Long-term debt, net of current portion above:
   Obligations under capital leases                                     108,931
   Less current portion above                                           (17,033)
                                                                   ------------

     Total long-term debt                                                91,898
                                                                   ------------

Commitments and contingencies                                              --

Stockholders' equity:
   Preferred stock, no par value; 5,000,000
   shares authorized, none issued
   and outstanding                                                         --
   Common stock, no par value; 10,000,000
   shares authorized, 5,492,103 shares
   issued and outstanding                                            24,535,043
   Additional paid in capital                                           221,325
   Other compressive income                                            (349,323)
   Accumulated deficit                                              (23,123,284)
                                                                   ------------

     Total stockholders' equity                                       1,283,761
                                                                   ------------

     Total liabilities and stockholders' equity                    $  1,717,359
                                                                   ============


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                 ProtoSource Corporation
                     Condensed Consolidated Statements of Operations
                                       (Unaudited)

                                                          Three months ended September 30,
                                                          --------------------------------
                                                                2001            2000
                                                                ----            ----
Net revenues                                                 $   387,113    $   404,228
                                                             -----------    -----------

Operating expenses:
   Cost of revenues                                              136,313        181,237
   Sales and marketing                                            30,982         73,046
   General and administrative                                    373,310        565,456
   Depreciation  and amortization                                 58,063         75,560
   Impairment of investment                                         --          561,161
                                                             -----------    -----------

Total operating expenses                                         598,668      1,456,460
                                                             -----------    -----------

Operating loss                                                  (211,555)    (1,052,232)
                                                             -----------    -----------

Other income (expense):
   Interest income                                                    38         22,987
   Interest expense                                               (5,081)      (492,060)
                                                             -----------    -----------

Total other income (expense)                                      (5,043)      (469,073)
                                                             -----------    -----------

Loss before provision for income taxes                          (216,598)    (1,521,305)

Provision for income taxes                                          --             --
                                                             -----------    -----------

Net Loss From Continuing Operations                             (216,598)    (1,521,305)
                                                             -----------    -----------

Discontinued Operations:
   Loss from discontinued operations                               1,792       (365,794)
                                                             -----------    -----------

     Total Loss From Discontinued Operations                       1,792       (365,794)
                                                             -----------    -----------

Net Loss                                                     $  (214,806)   $(1,887,099)
                                                             ===========    ===========

Net Income (Loss) Per Share of Common Stock:
   Basic:
      Weighted Average Number of Common Shares Outstanding     5,492,103      2,741,686
      Net Income (Loss) Per Share of Common Stock:
           Continuing Operations                             $      (.04)   $      (.55)
           Discontinued Operations                                   (--)          (.14)
                                                             -----------    -----------
           Net Loss                                          $      (.04)   $      (.69)
                                                             ===========    ===========

   Diluted:
      Weighted Average Number of Common Shares Outstanding     5,492,103      2,741,686
      Net Income (Loss) Per Share of Common Stock:
           Continuing Operations                             $      (.04)   $      (.55)
           Discontinued Operations                                   (--)          (.14)
                                                             -----------    -----------

           Net Loss                                          $      (.04)   $      (.69)
                                                             ===========    ===========


                       The accompanying notes are an integral part
             of these unaudited condensed consolidated financial statements.



                                 ProtoSource Corporation
                     Condensed Consolidated Statements of Operations
                                       (Unaudited)

                                                          Nine months ended September 30,
                                                          -------------------------------
                                                                2001           2000
                                                                ----           ----

Net revenues                                                 $ 1,173,596    $ 1,155,373
                                                             -----------    -----------
Operating expenses:
   Cost of revenues                                              513,770        521,302
   Sales and marketing                                           131,622        247,313
   General and administrative                                  1,164,711      1,396,324
   Depreciation  and amortization                                171,721        226,682
   Impairment of investment                                      404,000        561,161
                                                             -----------    -----------

Total operating expenses                                       2,385,824      2,952,782
                                                             -----------    -----------

Operating loss                                                (1,212,228)    (1,797,409)
                                                             -----------    -----------

Other income (expense):
   Interest income                                                 4,013         38,503
   Interest expense                                             (883,170)      (882,547)
                                                             -----------    -----------

   Total other income (expense)                                 (879,157)      (844,044)
                                                             -----------    -----------

Loss before provision for income taxes                        (2,091,385)    (2,641,453)

Provision for income taxes                                          --             --
                                                             -----------    -----------

 Net Loss From Continuing Operations                          (2,091,385)    (2,641,453)
                                                             -----------    -----------

Discontinued Operations:
   Loss from discontinued operations                            (982,306)      (365,794)
   Loss on disposal                                           (6,786,621)          --
                                                             -----------    -----------

   Total Loss From Discontinued Operations                    (7,768,927)      (365,794)
                                                             -----------    -----------

Net Loss                                                     $(9,860,312)   $(3,007,247)
                                                             ===========    ===========

Net Income (Loss) Per Share of Common Stock:
   Basic:
      Weighted Average Number of Common Shares Outstanding     4,711,905      2,250,615
      Net Income (Loss) Per Share of Common Stock:
           Continuing Operations                             $      (.44)   $     (1.17)
           Discontinued Operations                                 (1.65)          (.17)
                                                             -----------    -----------

           Net Loss                                          $     (2.09)   $     (1.34)
                                                             ===========    ===========

   Diluted:
      Weighted Average Number of Common Shares Outstanding     4,711,905      2,250,615
      Net Income (Loss) Per Share of Common Stock:
           Continuing Operations                             $      (.44)   $     (1.17)
           Discontinued Operations                                 (1.65)          (.17)
                                                             -----------    -----------


           Net Loss                                          $     (2.09)   $     (1.34)
                                                             ===========    ===========


                       The accompanying notes are an integral part
             of these unaudited condensed consolidated financial statements.


                             ProtoSource Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    Nine months ended September 30,
                                                    -------------------------------
                                                           2001         2000
                                                           ----         ----

Cash flows from operating activities:
   Net loss                                            (9,860,312)   $(3,007,247)
   Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Depreciation and amortization                        1,667,604      1,163,159
   Loss on sale of assets                               6,786,821           --
   Impairment of investment                               404,000        561,161
   Provision for bad debts                                (19,344)          --
   Issuance of common stock for services                   35,670           --
   Changes in operating assets and liabilities:
      Accounts receivable                                  64,052        (34,658)
      Inventories                                         216,150         (9,794)
      Prepaid expenses and other assets                    64,156        169,790
      Accounts payable                                   (419,574)       189,263
      Customer deposits                                     5,000           --
      Accrued expenses                                   (199,781)         3,402
      Deferred revenue                                    (25,840)        32,492
                                                      -----------    -----------


      Net cash (used) by operating activities          (1,281,398)      (932,432)
                                                      -----------    -----------

Cash flows from investing activities:
   Cash received from acquisition                            --           35,290
   Purchase of property and equipment                     (68,142)       (41,305)
   Increase in note receivable                               (100)          --
   Deposits                                                 3,683         (3,241)
   Employee receivable                                      9,815          5,000
   Cost of sale of Suncoast Automation                    (10,237)          --
   Investment in corporation                                 --         (101,484)
   Loan to corporation                                       --         (500,000)
   Acquisition Costs                                                    (270,342)
                                                      -----------    -----------

   Net cash (used) by investing activities                (64,981)      (876,082)
                                                      -----------    -----------

Cash flows from financing activities:
   Proceeds from borrowing                                295,317      1,541,028
   Payments on notes payable                           (1,920,597)       (53,951)
   Offering costs incurred                               (666,653)      (125,557)
   Debt issuance costs incurred                           (22,750)      (222,500)
   Issuance of common stock                             3,600,000        232,958
                                                      -----------    -----------

   Net cash provided by financing activities            1,285,317      1,371,978
                                                      -----------    -----------

   Net increase in cash and cash equivalents              (61,062)      (436,536)

   Cash and cash equivalents at beginning of period        97,983        677,319
                                                      -----------    -----------

   Cash and cash equivalents at end of period         $    36,921    $   240,783
                                                      ===========    ===========


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                             ProtoSource Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Nine months ended September 30,
                                                     -------------------------------
                                                             2001        2000
                                                             ----        ----


Supplemental Disclosure of Cash Flow information:
   Cash paid during the period for:
         Interest                                        $   33,900   $   40,372
         Income taxes                                          --           --

Supplemental Disclosure of Noncash
   Investing and Financing Activities:
   Issuance of common stock in connection
     with financing                                      $  277,683   $     --
   Issuance of common stock for services                    289,490         --
   Return of common stock for adjustment of
     acquisition cost                                          --         26,497
   Issuance of common stock for acquisition
     of  corporation                                           --      7,736,990
   Issuance of common stock in connection with
     financing                                                 --      1,500,000






                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                        8

                             ProtoSource Corporation
              Notes to Condensed Consolidated Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2001. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

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

The basic and diluted earnings per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be antidilutive. Options and warrants to purchase 3,048,378 and 2,021,595 shares of common stock at September 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

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

The Company recorded a loss of approximately $6,786,621 on the sale of the Suncoast Automation assets. The results of Protosource's operations for all periods presented have been restated for the discontinued Suncoast Automation operations.



Summary of operating results of          Three Months Ended             Nine Months Ended
Discontinued operation:                     September 30,                 September 30,
                                         -------------------           -------------------
                                         2001           2000           2001           2000
                                         ----           ----           ----           ----
     Net Sales                       $      --      $    32,447    $   120,624    $    32,447

     Cost of sales                           451         40,201         83,118         40,201
                                     -----------    -----------    -----------    -----------

     Gross profit                           (451)        (7,754)        37,506         (7,754)
     Operating expenses                   (2,294)       356,989      1,018,137        356,989
                                     -----------    -----------    -----------    -----------

     Income (loss) from operations         1,843       (364,743)      (980,631)      (364,743)
     Other income (expense)                  (51)        (1,051)        (1,675)        (1,051)
                                     -----------    -----------    -----------    -----------

     Net income (loss)               $     1,792    $  (365,794)   $  (982,306)   $  (365,794)
                                     ===========    ===========    ===========    ===========





                                            11

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended September 30, 2001 vs. Three Months ended September 30, 2000

     Net Revenues. For the three months ended September 30, 2001 net sales from continuing operations were $387,113 versus $404,228 in the same period of the prior year. The decrease in revenues is attributed to a decrease in our dial-up Internet access business partially offset by an increase in our outsourced technical support revenues. The Company believes that revenues will continue to remain relatively flat as marketing activities have been curtailed in order to conserve operating funds.

     Operating Expenses. For the three months ended September 30, 2001 operating expenses from continuing operations were $598,668 versus $1,456,460 in the same period of the prior year. Last year's figure for this period, included an impairment expense of $561,161 in our investment in P2i, Inc. The balance of the decrease of $296,631 is attributed to lower network line and salary costs. The Company believes that operating expenses will continue to decline as further cost-cutting measures are put into effect.

     Operating Loss. The Company's operating loss for the period ending September 30, 2001 totaled $211,555 versus $1,052,232 in 2000. The decrease of $840,677 is due to overall lower total operating expenses and the impairment expense of our P2i investment included in last year's period. The Company believes that operating losses will continue to decline as operating expenses are further reduced.

     Interest Income. Net interest income totaled $(5,043) for the period ending September 30, 2001 versus net interest income of $(469,073) in 2000. The decrease in interest expense is a result of the elimination of the bridge loans.

     Discontinued Operations. The Company sold the assets of its Suncoast Automation subsidiary effective July 1, 2001. In connection with this sale, we incurred a gain (loss) from discontinued operations of $1,792 and $(365,794) for the three months ended September 30, 2001 and 2000, respectively.

Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Results of Operations

Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

     Net Revenues. For the nine months ended September 30, 2001 net sales from continuing operations were $1,173,596 versus $1,155,373 in the same period of the prior year. The increase in revenues is attributed to an increase in our outsourced technical support and web design/development revenues offset by a decrease in our dial-up Internet access business. The Company believes that revenues will continue to remain relatively flat as marketing activities have been curtailed in order to conserve operating funds.

     Operating Expenses. For the nine months ended September 30, 2001 operating expenses from continuing operations were $2,385,824 versus $2,952,782 in the same period of the prior year. This decrease of $566,958 is primarily attributed to the reduction in our sales and marketing expenditures, reduction in overall personnel costs and the impairment expense of our investment in P2i recorded in each period. The Company believes that operating expenses will continue to decline as further cost-cutting measures are put into effect.

     Operating Loss. The Company's operating loss for the period ending September 30, 2001 totaled $1,212,228 versus $1,797,409 in 2000. This decrease of $585,181 is due to a decrease in overall operating expenses as described above. The Company believes that operating losses will continue to decline as operating expenses are further reduced.

     Interest Income. Net interest income totaled $(879,157) for the period ending September 30, 2001 versus net interest income of $(844,044) in 2000. The increase in interest expense is the result of lower interest income in the amount of $34,490 received on funds on hand during 2000 versus 2001.

     Discontinued Operations. The Company sold the assets of its Suncoast Automation subsidiary effective July 1, 2001. In connection with this sale (see Liquidity and Capital Resources), we incurred a loss from discontinued operations of $982,306 and $365,794 for the nine months ended September 30, 2001 and 2000, respectively. We also incurred a $6,786,621 loss on disposal of the assets for the nine months ended September 30, 2001.

Liquidity and Capital Resources

For the nine months ended September 30, 2001, the Company used $1,281,398 of cash for operating activities. The Company has working capital of $(164,522) at September 30, 2001 which is an increase of $2,115,917 from December 31, 2000. As of September 30, 2001, the Company had $36,921 in cash and cash equivalents and total liabilities of $433,598.

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

On August 22, 2000, we acquired all the outstanding common stock of Suncoast Automation, Inc. in exchange for 1,303,072 shares of our common stock. Although we did not obtain an independent appraisal of the fair market value of Suncoast, we based our valuation on the cable television industry standard at that time of $5,000 per subscriber. On May 17, we entered into a Term Sheet to sell the assets of Suncoast Automation to Dauphin Technology, Inc. (DNTK.OB), an Illinois corporation. The sale was concluded effective July 1, 2001. As a result of the sale, we received 766,058 shares of Dauphin common stock of which 38,303 were paid to our investment banker, Andrew, Alexander, Wise and Company. Dauphin also agreed to assume $140,269 in Suncoast liabilities. In conjunction with the sale, we negotiated approximately $362,498 of Suncoast-related liabilities for 268,466 shares of our common stock and approximately $3,300 in cash. The write-down in connection with this sale was recorded in the second quarter. The Dauphin Technology stock we received was registered effective September 22, 2001 The Company began liquidation of a portion of the securities in October 2001. Proceeds from the sale of securities will be used to fund the Company's operations

In December 2000, Andrew, Alexander, Wise & Co., Inc. acted as placement agent for a $175,000 bridge financing. The short-term financing was in the form of a unit containing promissory notes with interest at 10%. In addition, the unit consisted of 50,050 shares of our common stock. The promissory notes were due and paid at the closing of the February 2001 public offering. Andrew, Alexander, Wise & Co., Inc. was paid a 10% commission and a 3% non-accountable expense allowance. In connection with this bridge financing, we incurred debt issuance costs of approximately $197,750. The debt issuance costs were expensed as interest when the loan was repaid in February 2001.

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

In February 2001, the Company sold 800,000 units of securities at $4.50 per unit (the "February 2001 public offering"). Each unit consisted of two shares of Common Stock and one redeemable Common Stock purchase warrant exercisable at $2.92 per share until February 14, 2006. The proceeds of this offering were significantly lower than had been expected. As a result, the bulk of the funds from the offering were used to repay the bridge loans incurred in 2000 and early 2001 as well as past due trade payables. The remaining capital was used to fund the operations of the Company. Thus, the Company is unable to fund the build-out of the cable TV contracts of the Suncoast division. Thus, the sale of Suncoast was actively sought.


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

     As of October 31, 2001, a21 has received two term sheets for funding totaling $1.5 million. We are in the process of renegotiating our term sheet with a21 in order to assess the viability of continuing with the acquisition. Simultaneously, we are exploring several other alternatives to fuel our future growth.

Part II. Other Information



Item 5.  Exhibits and Reports on Form 8-K

     The Company filed a Form 8-K dated July 16, 2001 for the sale of the assets of Suncoast Automation, Inc. in exchange for the issuance of 766,058 shares of Dauphin Technology, Inc. common stock. The sale was consummated effective July 1, 2001.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ProtoSource Corporation,



November 05, 2001                          /s/ William Conis
                                           -----------------
                                           William Conis,
                                           Chief Executive Officer/
                                           Principal Accounting Officer