Form 10KSB
period 2001-12-31
PROTOSOURCE CORP
filed 2002-03-15
CIK 932772

U.S. SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2001

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

       For the transition period from                to
                                      ---------------   ---------------

                          Commission File No. 33-86242

                             PROTOSOURCE CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)



                California                              77-0190772
      ------------------------------               --------------------
     (State or other jurisdiction of              (I .R. S. Employer
      incorporation or organization)              Identification Number)

     2300 Tulare Street, Suite 210
         Fresno, California                                93721
 --------------------------------------                   --------
(Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number: (559) 490-8600

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                    Redeemable Common Stock Purchase Warrants
                               Class A and Class B

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   -----  -----

As of December 31, 2001, 5,671,103 shares of the Registrant's no par value Common Stock were outstanding. As of December 31, 2001, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $4,253,327 based upon a closing bid price of $0.75 per share of Common Stock on the Nasdaq SmallCap Market.

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year were $1,527,795.

The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the periodic reports filed by ProtoSource Corporation, a California corporation (the "Company"),with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Introduction

During 2001, the Company operated two divisions:

o psnw.com, a full-service Internet service provider with primary offices in Fresno, California. psnw.com has refocused its strategy to concentrate on providing three types of services to business customers:

1. reselling high-speed Internet access via ADSL/SDSL;
2. Web design, development and hosting services; and
3. outsourced technical support for other ISPs.

o Suncoast Automation, a provider of cable TV and high-speed Internet access to the timeshare industry, with primary offices in Oldsmar, Florida. The Company sold substantially all of the assets of Suncoast effective July 1, 2001.


Recent Developments


In February 2001, the Company sold 800,000 units of securities at $4.50 per unit (the February 2001 Public Offering). Each unit consisted of two shares of Common Stock and one redeemable Common Stock purchase warrant exercisable at $2.92 per share until February 14, 2006.

In June 2001, the Company settled approximately $362,498 of Suncoast Automation liabilities by issuing approximately 268,466 shares of common stock and cash payments of $3,300.

Effective July 1, 2001, the Company sold substantially all the assets of Suncoast Automation to Dauphin Technology, Inc., of Palatine, Illinois, for 766,058 shares of Dauphin Technology common stock and the assumption of approximately $140,269 in liabilities.

In December 2001, the Company signed a term sheet to acquire P2i, Inc. P2i is a leader in the conversion of previously created print advertising into interactive web products for newspaper, magazine and mail order/retail catalog advertising (visit www.p2ionline.com to learn more about the group). Clients include newspapers from the Gannett, Tribune and McClatchy Newspaper groups, and the retailers Avon, Nordstram and Neiman Marcus. The company is headquartered in Bethlehem, PA, has offices in New York and the UK and a production facility in Malaysia. Upon execution of a definitive agreement and shareholder approval, we will issue 22,768,412 shares of our common stock to acquire P2i.

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

Growth In Electronic Commerce

For most businesses, the Internet has created a new communication and sales channel that enables companies to interact with large numbers of geographically dispersed consumers and businesses. In the last several years, many companies have emerged that focus solely on the Internet as the preferred medium for selling products or delivering services directly to purchasers, bypassing traditional wholesale and retail channels. Furthermore, traditional businesses are implementing sophisticated web sites to effect electronic commerce initiatives that offer competitive advantages. These businesses are deploying an expanding variety of Internet-enabled applications, ranging from web site marketing and recruiting programs to on-line customer interaction systems and integrated purchase order and just-in-time inventory solutions for key customers and suppliers. These capabilities require increasingly complex web sites and support operations. In addition, advances in on-line security and payment mechanisms are alleviating concerns associated with conducting transactions in an open-platform environment, thus prompting more consumers and businesses to use the Internet in conjunction with purchases and more businesses to offer a greater breadth of electronic commerce services. According to the Gartner Group, the North American Internet retailing market is on pace to surpass $29.3 billion in 2000, an increase of 75 percent over 1999 revenue.

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

The Opportunity For psnw.com

Management believes that the future of psnw.com is to be found in business rather than residential customers. To this end, this division will focus on three offerings to business customers:

(1) Web design, development and hosting. A small but highly skilled team of developers has been part of our company for several years. This team previously focused on activities related to maintaining our web portal. Early in 2000, a concerted effort was made to solicit businesses that needed assistance with designing and developing e-commerce solutions. To date, over $100,000 in such contracts have been either completed or in process.

(2) High-speed Internet access. In January 2000, we entered into a contract to resell ADSL and SDSL services provided by New Edge Networks, Inc. This service is currently available throughout the San Joaquin Valley of central California. Our focus will remain in this geographic area since competition is limited and our reputation for quality service is well known.

(3) Outsourced technical support. We provide technical support 24 hours a day, 7 days a week for our 6,000 existing dial-up customers. In mid 2000, we decided to offer this resource to other ISPs on a charge per customer basis. To date, we support an additional 10,000 customers of other ISPs. A potentially lucrative niche that we have found is for bilingual (Spanish/English) support. Now managed as a profit-center, we believe this unit can achieve short-term profitability.

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

psnw.com's first level of competition is Pacific Bell for ADSL/SDSL in central California. Because of the telephone company's poor image in the marketplace, demand for our service exceeds our ability to provide it. Our current installed DSL customer base is profitable and we have a backlog of orders. Our objective for this business is to build it to a critical mass that either generates significant profits, or becomes attractive to a potential acquirer.

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

Suncoast Automation

Overview

Suncoast Automation, was the division of ProtoSource that operated as a private cable operator. Suncoast built, upgraded and maintained cable TV systems as well as managing programming for the timeshare industry. Suncoast developed an interactive system that delivers basic cable TV, premium channel packages and high-speed Internet access to this market segment.

The Company sold substantially all of the assets of Suncoast Automation, Inc effective July 1, 2001.


Employees

As of December 31, 2001, the Company employed 24 full-time employees. The Company believes it maintains good relations with its employees. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases 4,000 square feet of space for our offices and operating facilities at 2300 Tulare Street, Suite 210, Fresno, California 93721. The lease term is 5 years, ending May 2002, and requires minimum annual payments of $40,250, increasing each year to a maximum of $55,375 in 2002

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on The Nasdaq SmallCap Market from February 9, 1995 until July 10, 1996 and May 15, 1998 until present and under the symbol PSCO. In addition, our common stock is also listed on the Boston Stock Exchange under the symbols PTS. For the period from July 11, 1996 until May 14, 1998, our common stock traded on the Bulletin Board under the symbol PSCO. Our class A common stock purchase warrants have traded on The Nasdaq SmallCap Market under the symbol PSCOW since May 15, 1998. Our class B common stock purchase warrants have traded on The Nasdaq SmallCap Market and the Boston Stock Exchange since February 14, 2001 under the symbol PSCOZ and PTS&Z, respectively. The following table sets forth for the periods indicated the high and low sales price per share of our common stock and our common stock purchase warrants as reported on The Nasdaq SmallCap Market.



For the quarter ended:  Common Stock       Class A Warrants     Class B Warrants
----------------------  ------------       ----------------     ----------------
                        High      Low        High      Low         High    Low
                        ----      ---        ----      ---         ----    ---

March 31, 1999          $8.31    $6.25       $3.00    $1.53        N/A     N/A
June 30, 1999           $9.25    $6.63       $3.75    $1.25        N/A     N/A
September 30, 1999      $7.63    $6.25       $2.19    $1.13        N/A     N/A
December 31, 1999       $7.44    $5.75       $2.00    $1.13        N/A     N/A

March 31, 2000          $7.18    $5.75       $1.68    $1.12        N/A     N/A
June 30, 2000           $6.12    $4.25       $2.25    $0.87        N/A     N/A
September 30, 2000      $6.31    $5.37       $2.12    $1.37        N/A     N/A
December 31, 2000       $5.50    $1.56       $1.75    $0.38        N/A     N/A

March 31, 2001          $3.75    $0.94       $0.81    $0.13        $0.63   $0.22
June 30, 2001           $2.29    $1.20       $0.35    $0.02        $0.26   $0.04
September 30, 2001      $1.74    $1.20       $0.23    $0.06        $0.18   $0.03
December 31, 2001       $1.15    $0.40       $0.11    $0.02        $0.09   $0.02
March 31, 2002
 (through March 12)     $1.00    $0.80       $0.11    $0.02        $0.08   $0.02




As of March 8, 2002, there were approximately 1,438 record and beneficial owners.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Form 10-KSB are not purely historical statements, but rather include what we believe are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, we believe, the company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including factors set forth in the following discussion and in the discussions under Risk Factors and Business. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 vs. Year Ended December 31, 2000

Net Sales

For the fiscal year ended December 31, 2001 net sales were $1,527,795 versus $1,522,501 for the fiscal year ended December 31, 2000. The increase of $5,294 in revenues is attributed to an increase in outsourced tech support business offset by losses in our dial-up Internet access business. We believe that revenues will slowly decrease as all marketing activities have currently been eliminated.

Operating Expenses

For the fiscal year ended December 31, 2001 operating expenses totaled $3,495,940 versus $4,497,098 in 2000. This decrease of $1,001,158 is attributed to a general reduction of all our expenses in particular, the difference ($867,484) in the impairment of our investment in P2i, Inc. and a reduction of our SG&A costs of $419,649, offset by the impairment expense of $328,543 from a write down of our goodwill from the acquisition of Micronet in 1999. We believe that operating expenses will continue to decrease as further cost-cutting measures have been put into effect.

Operating Loss

Our operating loss for 2001 from continuing operations, totaled $1,968,145 versus $2,974,597 in 2000. This decrease of $1,006,452 is due to a decrease in total operating expenses. We believe that our operating results will improve as revenues decrease slightly but operating costs decrease markedly.

Interest Income (Expense)

Net interest expense totaled $884,534 for fiscal year ended December 31, 2001 versus net interest expense of $1,353,044 in 2000. The decrease in interest expense is a result of the repayment of all bridge loans obtained in 2000 and 2001 in February 2001.

Other Income

Net other income for fiscal year ended December 31, 2001 was $0 versus $6,672 in 2000. We also had a loss on the sale of marketable securities of $128,494 in 2001.

Discontinued Operations

 We sold the assets of our Suncoast Automation subsidiary effective July 1, 2001. In connection with this sale, we incurred a loss from discontinued operations of $982,306 and $885,229 for the -years ended December 31, 2001 and 2000, respectively. The loss on disposal of Suncoast was $6,786,621 incurred in fiscal year 2001.

Liquidity And Capital Resources

For the year ended December 31, 2001, we used cash of $1,368,789 for operating activities and were provided net cash of $246,231 from investing activities and $1,142,840 from financing activities. We had working capital of $392,373 at December 31, 2001. As of December 31, 2001, we had $118,265 in cash and cash equivalents and $354,860 of total liabilities.

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

In September 2000, Protosource acquired an aggregate of $329,686 principal amount of Infosis Corp. convertible promissory notes at $0.05 on the dollar for a total acquisition price of $16,484. These convertible promissory notes were then converted into 329,686 shares of preferred stock of Infosis Corp. Concurrent with the acquisition of the Infosis Corp. promissory notes by Protosource, Infosis Corp. merged into P2i, Inc., a privately held corporation. ProtoSource's investment in Infosis Corp. was increased by the amount that it paid for the promissory notes which were then converted into preferred stock of Infosis Corp. As a result of this merger, ProtoSource owned 506,225 shares of common stock or approximately 4% of P2i, Inc. As a result of a lack of interest in the strategic alliance by Infosis and the merger between Infosis and P2i, Inc., our original investment into Infosis, which merged into P2i, Inc., has turned into a passive investment. P2i, Inc. is a privately held company and there can be no assurances that we will realize the full value of this investment if we need to dispose of these assets. In addition, after further review of this investment, although no formal appraisal or valuation report was prepared, as of December 31, 2000, we recorded an impairment expense of $1,271,484 to write down this investment to its estimated market value. The impairment expense was recorded as the difference between $630,000 and the total amount of our investment in Infosis.

On July 17, 2001, P2i acquired all the assets of Twenty Twenty Design & Marketing, Inc. of New York City. As a result of this acquisition, our holdings in P2i were diluted to approximately 2.6% of the resulting entity. Additionally, the post-merger valuation of the company was set at approximately $8.7 million. Based on this new information, we recorded an additional impairment expense of $404,000 as of June 30, 2001, to write down this investment to fair value. The impairment expense was recorded as the difference between the previous value of this investment ($630,000) and the newly established value ($226,000).

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

On August 22, 2000, we acquired all the outstanding common stock of Suncoast Automation, Inc. in exchange for 1,303,072 shares of our common stock. Although we did not obtain an independent appraisal of the fair market value of Suncoast, we based our valuation on the cable television industry standard at that time of $5,000 per subscriber. On May 17, we entered into a Term Sheet to sell the assets of Suncoast Automation to Dauphin Technology, Inc. (DNTK.OB), an Illinois corporation. The sale was concluded effective July 1, 2001. As a result of the sale, we received 766,058 shares of Dauphin common stock of which 38,303 shares were paid to our investment banker, Andrew, Alexander, Wise and Company. Dauphin also agreed to assume $140,269 in Suncoast liabilities. In conjunction with the sale, we negotiated approximately $362,498 of Suncoast-related liabilities for 268,466 shares of our common stock and approximately $3,300 in cash. The write-down in connection with this sale was recorded in the second quarter. The Dauphin Technology stock we received was registered effective September 22, 2001 The Company began liquidation of a portion of the securities in October 2001. Proceeds from the sale of securities will be used to fund the Company's operations.

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

In February 2001, the Company sold 800,000 units of securities at $4.50 per unit (the "February 2001 public offering"). Each unit consisted of two shares of Common Stock and one redeemable Common Stock purchase warrant exercisable at $2.92 per share until February 14, 2006. The proceeds of this offering were significantly lower than had been expected. As a result, the bulk of the funds from the offering were used to repay the bridge loans incurred in 2000 and early 2001 as well as past due trade payables. The remaining capital was used to fund the operations of the Company. Thus, the Company was unable to fund the build-out of the cable TV contracts of the Suncoast division. Thus, the sale of Suncoast was actively sought and concluded effective July 1, 2001.

On December 14, 2001, after exploring numerous alternatives, the Company entered into a term sheet to acquire P2i for 22,768,412 shares of our common stock. Under the obligations of this term sheet, the Company loaned P2i $50,000 in December, $100,000 in January and $50,000 in February and is to loan P2i an additional $100,000. The loans are in the form of a demand note and which will be due on demand if the merger is not completed. Completion of the merger is subject to the approval of the shareholders of both companies.

On December 5, 2001, the Company received notification from Nasdaq that the Company no longer satisfied the minimum requirements for continued listing on the Nasdaq Small Cap Market. The Company applied for an exception to the Nasdaq listing requirements which was granted on March 12, 2002. A temporary exception until April 22, 2002 is conditioned on the Company filing a proxy statement with the SEC by March 15, 2002, which provides our shareholders the opportunity to approve the acquisition of P2i, as well as certain other conditions. In the event the Company's securities are delisted from Nasdaq, they will continue to trade on the OTC Bulletin Board.

In March 2002, we entered into an agreement with Andrew, Alexander, Wise and Company to act as a placement agent for a bridge loan of at least $300,000. The loan would be secured by certain assets of the Company and would pay interest at 10% per annum. P2i has agreed to incur all the costs and obligations incurred with this financing. Upon completion of the funding, Andrew, Alexander, Wise & Co., Inc. will be paid a 10% commission and a 3% non-accountable expense.



Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with the fiscal years after December 15, 2001, with early application permitted in certain circumstances. The Company will adopt No. 142 on January 1, 2002 and does not expect any impairment of goodwill or other intangible assets upon adoption. Amortization of intangible assets with an indefinite life was approximately $731,827 and $637,338 for the years ended December 31, 2001 and 2000, respectively.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company will adopt SFAS No. 143 on January 1, 2002 and does not currently expect any impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company will adopt SFAS No. 144 on January 1, 2002 and does not currently expect any impact on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Financial Statements                                                        Page
--------------------                                                        ----

 Independent Auditors' Report                                                F-2

 Consolidated Balance Sheet as of December 31, 2001                          F-3

 Consolidated Statements of Operations for the years ended
  December 31, 2001 and 2000                                                 F-5

 Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2001 and 2000                             F-6

 Consolidated Statements of Cash Flows for the years ended
  December 31, 2001 and 2000                                                 F-7

 Notes To Consolidated Financial Statements                                  F-9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
ProtoSource Corporation


We have audited the accompanying consolidated balance sheet of ProtoSource Corporation and Subsidiary as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProtoSource Corporation and Subsidiary as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $10,750,100 and $5,206,198 during the years ended December 31, 2001 and 2000, respectively. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /s/  Angell & Deering
                                            -----------------------------------
                                                 Angell & Deering
                                                 Certified Public Accountants

Denver, Colorado
February 21, 2002

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001




                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $   118,265
  Accounts receivable - trade, net of allowance for
   doubtful accounts of $20,000                                          40,729
  Prepaid expenses                                                       41,214
  Marketable securities                                                 447,611
  Note receivable                                                        50,000
                                                                    -----------

         Total Current Assets                                           697,819
                                                                    -----------

Property and Equipment, at cost:
  Equipment                                                           1,096,790
  Furniture                                                             101,234
  Leasehold improvements                                                  6,463
                                                                    -----------
                                                                      1,204,487
  Less accumulated depreciation and amortization                     (1,087,538)
                                                                    -----------

         Net Property and Equipment                                     116,949
                                                                    -----------

Other Assets:
  Goodwill, net of accumulated amortization
   of $650,877                                                           77,857
  Investment in corporation                                             226,000
  Deposits                                                                8,564
                                                                    -----------

         Total Other Assets                                             312,421
                                                                    -----------

         Total Assets                                               $ 1,127,189
                                                                    ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                                 $    205,424
  Accrued expenses                                                       53,275
  Deferred revenue                                                        9,845
  Notes payable                                                          12,236
  Current portion of long-term debt                                      24,666
                                                                   ------------

         Total Current Liabilities                                      305,446
                                                                   ------------

Long-Term Debt, net of current portion above:
  Obligations under capital leases                                       74,080
  Less current portion above                                            (24,666)
                                                                   ------------

         Total Long-Term Debt                                            49,414
                                                                   ------------

Commitments and contingencies                                              --

Stockholders' Equity:
  Preferred stock, no par value; 5,000,000 shares
   authorized, none issued and outstanding                                 --
  Common stock, no par value; 10,000,000 shares
   authorized, 5,671,103 shares issued and outstanding               24,554,293
  Additional paid in capital                                            392,745
  Accumulated other comprehensive income (loss)                        (161,637)
  Accumulated deficit                                               (24,013,072)
                                                                   ------------

         Total Stockholders' Equity                                     772,329
                                                                   ------------

         Total Liabilities and Stockholders' Equity                $  1,127,189
                                                                   ============


                     The accompanying notes are an integral
                part of these consolidated financial statements.



                        PROTOSOURCE CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                            2001            2000
                                                            ----            ----
Net Revenues:
  Internet service fees and other                       $  1,527,795    $  1,522,501
                                                        ------------    ------------

Operating Expenses:
  Selling, general and administrative                      1,617,903       2,037,551
  Cost of revenues                                           630,457         668,180
  Depreciation and amortization                              231,155         299,178
  Stock compensation expense                                 283,882         220,705
  Impairment of investment                                   404,000       1,271,484
  Impairment of goodwill                                     328,543            --
                                                        ------------    ------------

       Total Operating Expenses                            3,495,940       4,497,098
                                                        ------------    ------------

       Operating Loss                                     (1,968,145)     (2,974,597)
                                                        ------------    ------------

Other Income (Expense):
  Interest income                                              4,055          39,821
  Other income                                                  --             6,672
  Loss on sale of marketable securities                     (128,494)           --
  Interest expense                                          (888,589)     (1,392,865)
                                                        ------------    ------------

       Total Other Income (Expense)                       (1,013,028)     (1,346,372)
                                                        ------------    ------------

Income (Loss) Before
  Provision For Income Taxes                              (2,981,173)     (4,320,969)

Provision for income taxes                                      --              --
                                                        ------------    ------------

Net Loss From Continuing Operations                       (2,981,173)     (4,320,969)
                                                        ------------    ------------

Discontinued Operations:
  Loss from discontinued operations                         (982,306)       (885,229)
  Loss on disposal                                        (6,786,621)           --
                                                        ------------    ------------

       Total Loss From Discontinued Operations            (7,768,927)       (885,229)
                                                        ------------    ------------

Net Loss                                                $(10,750,100)   $ (5,206,198)
                                                        ============    ============

Net Loss Per Basic and Diluted Share of Common Stock:
  Continuing operations                                 $       (.61)   $      (1.68)
  Discontinued operations                                      (1.58)           (.35)
                                                        ------------    ------------

Net Loss                                                $      (2.19)   $      (2.03)
                                                        ============    ============

Weighted Average Number of Basic and Diluted Common
  Shares Outstanding                                       4,912,026       2,569,133


                        The accompanying notes are an integral
                   part of these consolidated financial statements.

                                          F-5



                                  PROTOSOURCE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                      Common Stock            Additional
                                                                  --------------------          Paid In
                                                                Shares           Amount         Capital
                                                             ------------    ------------    ------------
Balance at December 31, 1999                                    1,879,332    $ 11,428,924    $     28,158

Issuance of common stock upon exercise of stock options            62,122         232,958            --

Issuance of common stock in connection with financing             290,050       1,675,000            --

Return of common stock from adjustment of acquisition cost         (3,940)        (26,497)           --

Issuance of common stock for services                              21,000         120,750            --

Issuance of common stock in connection with acquisition         1,303,072       7,736,990            --

Issuance of stock options for services                               --              --           193,167

Other comprehensive income (loss), net of tax:
Net loss                                                             --              --              --

     Total Comprehensive Income (Loss)                               --              --              --
                                                             ------------    ------------    ------------

Balance at December 31, 2000                                    3,551,636      21,168,125         221,325

Issuance of common stock in connection with financing              50,050         175,000            --

Issuance of  common stock in public offering (net of
 offering costs of $800,255)                                    1,600,000       2,799,745            --

Issuance of common stock for payment of liabilities               393,915         308,740            --

Issuance of common stock for payment of notes payable              75,502         102,683            --

Issuance of stock options for settlement of liabilities              --              --           171,420

Other comprehensive income (loss), net of tax:
 Unrealized (loss) on marketable securities                          --              --              --

Net loss                                                             --              --              --


     Total Comprehensive Income (Loss)                               --              --              --
                                                             ------------    ------------    ------------

Balance at December 31, 2001                                    5,671,103    $ 24,554,293    $    392,745
                                                             ============    ============    ============


                                  The accompanying notes are an integral
                             part of these consolidated financial statements.

                                                    F-6




                                  PROTOSOURCE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                              Accumulated
                                                             Current Years                       Other
                                                             Comprehensive     Accumulated   Comprehensive
                                                             Income (Loss)       Deficit      Income(Loss)
                                                             ------------    ------------    ------------
Balance at December 31, 1999                                         --      $ (8,056,774)           --

Issuance of common stock upon exercise of stock options              --              --              --

Issuance of common stock in connection with financing                --              --              --

Return of common stock from adjustment of acquisition cost           --              --              --

Issuance of common stock for services                                --              --              --

Issuance of common stock in connection with acquisition              --              --              --

Issuance of stock options for services                               --              --              --

Other comprehensive income (loss), net of tax:
Net loss                                                     $ (5,206,198)     (5,206,198)           --
                                                             ------------

     Total Comprehensive Income (Loss)                       $ (5,206,198)           --              --
                                                             ============    ------------    ------------

Balance at December 31, 2000                                         --       (13,262,972)           --

Issuance of common stock in connection with financing                --              --              --

Issuance of  common stock in public offering (net of
 offering costs of $800,255)                                         --              --              --

Issuance of common stock for payment of liabilities                  --              --              --

Issuance of common stock for payment of notes payable                --              --              --

Issuance of stock options for settlement of liabilities              --              --              --

Other comprehensive income (loss), net of tax:
 Unrealized (loss) on marketable securities                      (161,637)           --          (161,637)

Net loss                                                      (10,750,100)    (10,750,100)           --
                                                             ------------

     Total Comprehensive Income (Loss)                       $(10,911,737)           --              --
                                                             ============    ------------    ------------

Balance at December 31, 2001                                                 $(24,013,072)   $   (161,637)
                                                                             ============    ============


                                  The accompanying notes are an integral
                             part of these consolidated financial statements.

                                                F-6(Con't)

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                        2001            2000
                                                        ----            ----
Cash Flows From Operating Activities:
  Net loss                                         $(10,750,100)   $ (5,206,198)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
    Depreciation and amortization                     1,725,959       2,092,913
    Impairment of investment                            404,000       1,271,484
    Provision for bad debts                              56,708             302
    Compensation from issuance of stock options         171,420         175,424
    Issuance of common stock for services                  --            45,281
    Loss on sale of marketable securities               128,494            --
    Impairment of goodwill                              328,543            --
    Loss on disposal of Suncoast assets               6,786,621            --
    Changes in operating assets and liabilities,
     net effects of acquisition:
      Accounts receivable                                54,525           7,695
      Inventories                                       216,150         (80,700)
      Prepaid expenses and other assets                 136,625          12,889
      Accounts payable                                 (431,565)        420,416
      Accrued liabilities                              (173,204)        (62,797)
      Deferred revenue                                  (22,965)         10,695
                                                   ------------    ------------

Net Cash (Used) By Operating Activities              (1,368,789)     (1,312,596)
                                                   ------------    ------------

Cash Flows From Investing Activities:
  Cash received from acquisition                           --            35,290
  Purchase of property and equipment                    (18,340)        (45,147)
  Increase in note receivable                           (50,000)       (500,000)
  Increase in employee receivables                      (12,000)        (13,815)
  Deposits                                                4,550           3,077
  Investment in corporation                                --          (101,484)
  Cash paid for acquisition                                --          (141,020)
  Payment of costs for sale of Suncoast assets          (10,037)           --
  Proceeds from sale of marketable securities           332,058            --
                                                   ------------    ------------

Net Cash Provided (Used) By Investing Activities        246,231        (763,099)
                                                   ------------    ------------

Cash Flows From Financing Activities:
  Proceeds from borrowing                               175,000       1,716,028
  Payments on notes payable                          (1,942,756)        (73,776)
  Issuance of common stock                            3,600,000         232,958
  Offering costs incurred                              (666,654)       (133,601)
  Debt issuance costs incurred                          (22,750)       (245,250)
                                                   ------------    ------------

Net Cash Provided By Financing Activities             1,142,840       1,496,359
                                                   ------------    ------------


                     The accompanying notes are an integral
                part of these consolidated financial statements.



                          PROTOSOURCE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                    2001          2000
                                                                    ----          ----
Net Increase (Decrease) in Cash and Cash Equivalents            $    20,282   $  (579,336)

Cash and Cash Equivalents at Beginning of Year                       97,983       677,319
                                                                -----------   -----------

Cash and Cash Equivalents at End of Year                        $   118,265   $    97,983
                                                                ===========   ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
    Interest                                                    $   147,146   $    17,984
    Income taxes                                                       --            --

 Supplemental Disclosure of Noncash
  Investing and Financing Activities:
   Issuance of common stock in connection with acquisition      $      --     $ 7,736,990
   Issuance of common stock in connection with financing            175,000     1,675,000
   Return of common stock from adjustment of acquisition cost          --          26,497
   Sale of Suncoast assets for marketable securities              1,126,105          --
   Obligation under capital lease incurred for equipment             61,095          --
   Issuance of common stock for payment of liabilities              308,740          --
   Issuance of common stock for payment of notes payable            102,683          --
   Unrealized loss on marketable securities                         161,637          --
   Notes payable incurred for financing of insurance                 58,765          --


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

             The Company also operated as a private cable operator through its wholly-owned subsidiary, Suncoast Automation, Inc. ("Suncoast"). Suncoast builds, upgrades and maintains cable TV systems as well as managing programming for the timeshare industry. Suncoast has developed an interactive system that delivers basic cable TV, premium channel packages and high-speed Internet access to this market. The Company sold substantially all of the assets of Suncoast on July 1, 2001 (Note 2).

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

             The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plan consists of the following:

             1. In December 2001, the Company signed a term sheet with p2i, Inc. ("P2i") to acquire all of the outstanding stock of P2i in exchange for common stock of the Company (Note 11).

             2. Obtaining additional working capital through the sale of common stock or debt securities.

             3. Reduce operating expenses and restructuring of its operations through the potential sale of the Internet service provider operations.

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

          Principles of Consolidation
          ---------------------------
             The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
          Cash and Cash Equivalents
          -------------------------
             For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

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

             Depreciation of property and equipment charged to operations was $144,862 and $186,845 for the years ended December 31, 2001 and 2000, respectively.

          Marketable Securities
          ---------------------
             Marketable securities consist of common stock. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

             Management determines the appropriate classification of its investments in marketable securities at the time of each purchase and re-evaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
          Investment
          ----------
             The Company's investment is in a privately-held corporation, P2i, which represents less than a ten percent ownership interest in the corporation. The Company's investment in the corporation is recorded using the cost method of accounting. The Company reviews its investment for impairment whenever events or changes in circumstances indicate that the fair value of its investment is less than its cost or carrying value. An impairment expense is recognized if there is a decline in value below the Company's cost of the investment, if the decline is other than temporary. The Company utilizes publicly available market information or other appropriate estimates determined by management to evaluate impairment.

             An impairment expense of $404,000 and $1,271,484 was recognized for the years ended December 31, 2001 and 2000, respectively as there was a decline in the fair value of the investment below its cost, which was considered other than temporary. The fair value was based on financial projections, consultation with the Company's investment banker and an outside consultant, and management's estimates. In December 2001, the Company entered into an agreement to acquire P2i (Note 11).

          Deferred Offering Costs
          -----------------------
             In connection with the Company's public offering (Note 7), costs incurred to complete the offering were deferred and were offset against the proceeds of the offering when it was completed.

          Stock-Based Compensation
          ------------------------
             The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. See Note 12 for pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

          Long-Lived Assets
          -----------------
             When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations.

             A forecast showing lack of long-term profitability, a current period operating or cash flow loss combined with a history of operating or cash flow losses are conditions, among others, that would trigger an impairment assessment of the carrying amount of enterprise goodwill. The impairment would be determined using discounted cash flows or market appraisals.

             In 2001, the Company recognized an impairment expense of $328,543 from a write down of its goodwill from its acquisition of Micronet in 1999. The expense is a result of a decline in the number of subscribers. The valuation was based on a per subscriber value of the business and the difference between the carrying value of the business and the fair value at December 31, 2001 was recognized as a charge to operations.

          Advertising
          -----------
             The Company advertises primarily through radio, television and print media. The Company's policy is to expense advertising costs, including productions costs, as incurred. Advertising expense was $5,292 and $62,697 for the years ended December 31, 2001 and 2000, respectively.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
          Income Taxes
          ------------
             Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

          Net Income (Loss) Per Basic and Diluted Share of Common Stock
          -------------------------------------------------------------
             Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method.

             The basic and diluted earnings per share are the same since the Company had a net loss for 2001 and 2000 and the inclusion of stock options and other incremental shares would be antidilutive. Options and warrants to purchase 3,588,500 and 2,008,378 shares of common stock at December 2001 and 2000, respectively were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

          Estimates
          ---------
             The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Recently Issued Accounting Standards
          ------------------------------------
             In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company will adopt SFAS No. 142 on January 1, 2002 and does not expect any impairment of goodwill or other intangible assets upon adoption. Amortization of intangible assets with an indefinite life was approximately $731,827 and $637,338 for the years ended December 31, 2001 and 2000, respectively.

             In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company will adopt SFAS No. 143 on January 1, 2002 and does not currently expect any impact on the Company's financial statements.

             In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company will adopt SFAS No. 144 on January 1, 2002 and does not currently expect any impact on the Company's financial statements.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
          Reclassifications
          -----------------
             Certain reclassifications have been made to the 2000 financial statement presentation for comparability with the 2001 financial statements. The results of the Company's operations for all periods presented have been restated for the discontinued operations of Suncoast.

2.       Acquisition
         -----------
          Suncoast Automation, Inc.
          -------------------------
             On August 22, 2000, the Company acquired all of the outstanding common stock of Suncoast, effective as of August 1, 2000, in exchange for 1,303,072 shares of the Company's common stock, which was valued at approximately $7,736,990. The Company also paid a finder's fee of $315,234 in connection with the acquisition and legal expenses and other direct costs of the acquisition of approximately $77,701. The acquisition was accounted for as a purchase. In addition, the Company was to deposit 1,000,000 shares of its common stock (the "Earnout Shares") with an Escrow Agent. The shares were to be held for a maximum of twenty seven months following the effective date of the Company's public offering (Note
             7). The Earnout Shares could be earned by Suncoast's shareholders upon meeting certain subscriber and cash flow provisions over a twenty seven month period.

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

             Effective January 16, 2001, the Company entered into an amendment to the stock exchange agreement with the former Suncoast shareholders which provides the following:

               o The former Suncoast shareholders agreed to return an aggregate 866,988 shares of the Company's common stock.

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

               o The 866,988 shares of common stock were reissued to the former shareholders of Suncoast after approval by the Company's shareholders was obtained on May 1, 2001.



                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       Acquisition (Continued)
         -----------------------
          Sale of Suncoast Division
          -------------------------

             Effective July 1, 2001, the Company sold substantially all of the assets of Suncoast to Dauphin Technology, Inc. through Suncoast
             Acquisition Corp., an Illinois corporation, for 766,058 shares of Dauphin Technology common stock valued at approximately $1,126,105 based on the closing bid price of $1.47 per share on June 29, 2001.

             The Company recorded a loss of approximately $6,786,621 on the sale of the Suncoast assets. The results of the Company's operations for all periods presented have been restated for the discontinued operations of Suncoast.

             Summary of operating results of discontinued operation:


                                                                      Year Ended
                                                                      December 31,
                                                                 2001             2000
                                                                 ----             ----

             Net Revenues                                     $  120,625       $   87,290

             Operating expenses                                1,101,255          972,774
                                                              ----------       ----------

             Operating Loss                                     (980,630)        (885,484)
             Other income (expense)                               (1,676)             255
                                                              ----------       ----------

             Loss before provision for income taxes             (982,306)        (885,229)
             Provision for income taxes                             --               --
                                                              ----------       ----------

             Net Loss                                         $ (982,306)      $ (885,229)
                                                              ==========       ==========

3.       Marketable Securities
         ---------------------
             Marketable securities are carried on the balance sheet at their market value.

                                                              Unrealized        Market
                                              Cost            Gain (Loss)        Value
             As of December 31, 2001:
              Available-for-sale securities:
               Equity securities              $609,248        $(161,637)       $  447,611
                                              --------        ---------        ----------

               Total                          $609,248        $(161,637)       $  447,611
                                              ========        =========        ==========

4.       Current Notes Payable
         ---------------------
             6.2% to 11.0 % unsecured installment notes due in 2002 with monthly principal and interest payments of $6,166.
                                                                               $   12,236
                                                                               ==========

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Long-Term Debt
         --------------
             Long-term debt consists of the following:

             Obligations Under Capital Leases
             --------------------------------

             8.8% to 16.6% installment notes due in 2003 to 2006 with monthly principal and interest payments of $2,789, collateralized by
             equipment and guaranteed by the President of the Company.         $ 74,080

                 Less current portion of long-term debt                         (24,666)
                                                                               --------

                 Long-Term Debt                                                $ 49,414
                                                                               ========

             Installments due on debt principal, including the capital leases, at December 31, 2001 are as follows:

             Year Ending
             December 31,
             ------------
                2002                                                $24,666
                2003                                                 13,776
                2004                                                 13,119
                2005                                                 15,365
                2006                                                  7,154
                                                                    -------

                  Total                                             $74,080
                                                                    =======

6.       Income Taxes
         ------------
             The components of the provision for income taxes are as follows:


                                                    2001              2000
                                                    ----              ----
             Current:
                 Federal                          $   --            $   --
                 State                                --                --
                                                  --------          --------
                   Total                              --                --
                                                  --------          --------

             Deferred:
                 Federal                              --                --
                 State                                --                --
                                                  --------          --------
                   Total                              --                --
                                                  --------          --------

             Total Provision For Income Taxes     $   --            $   --
                                                  ========          ========

             The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision for income taxes as follows:

                                                    2001              2000
                                                    ----              ----
             Federal statutory rate                 (25)%             (25)%
             State franchise taxes,
              net of federal benefits                (4)               (4)
             Valuation allowance                     29                29
                                                    ---               ---

                 Total                                --%               --%
                                                    ====              ====

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       Income Taxes (Continued)
         ------------------------
             Significant components of deferred income taxes as of December 31, 2001 are as follows:

             Net operating loss carryforward                    $ 3,729,000
             Vacation accrual                                        13,000
             Allowance for bad debts                                  7,000
             Amortization of goodwill                               184,000
             Stock option compensation                               84,000
             Impairment of investment                               575,000
             Depreciation                                             3,000
                                                                -----------

             Total Deferred Tax Asset                             4,595,000
                                                                -----------

             Total Deferred Tax Liability                              --
             Less valuation allowance                            (4,595,000)
                                                                -----------

             Net Deferred Tax Asset                             $      --
                                                                ===========

             The Company has assessed its past earnings history and trends, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $4,595,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $826,000 The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

             At December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $13,200,000 and $4,700,000 respectively. Such carryforwards expire in the years 2007 through 2021 and 2002 through 2006 for federal and state purposes, respectively.

7.       Stockholders' Equity
         --------------------
          Public Stock Offering
          ---------------------
             The closing for the Company's secondary offering occurred on February 21, 2001. The Company sold 800,000 units of the Company's securities at $4.50 per unit and paid the Underwriter a 10% commission and a 3% non-accountable expense allowance. Each unit consisted of two shares of the Company's common stock and one redeemable common stock purchase warrant. Each warrant is exercisable to purchase one share of common stock at $2.93 per share until February 14, 2006 and may be redeemed by the Company anytime after February 14, 2002 if the closing price of the Company's common stock is at least $4.39 per share for 20 consecutive trading days.

             In connection with the offering, the Company issued the Underwriter a warrant, for $100, to purchase up to 80,000 units which are exercisable at $7.43 per unit. The Underwriter's warrant is exercisable through February 14, 2007. The units subject to the Underwriter's warrant consists of two shares of the Company's common stock and one common stock purchase warrant, which entitles the holder to purchase one share of the Company's common stock at $12.26 per share. The Company has also retained the Underwriter as a financial consultant for a period of one year at a monthly fee of $5,883.33 (a total of $70,000) which was paid in full upon completion of the Offering.



                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       Preferred Stock
         ---------------
             The authorized preferred stock of the Company consists of 5,000,000 shares, no par value. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval.

9.       Stock Options and Warrants
         --------------------------
          Incentive Stock Option Plan
          ---------------------------
             In November 1994, the Company's Board of Directors authorized and the shareholders approved, a stock option plan which provides for the grant of incentive and nonqualified options to eligible officers and key employees of the Company to purchase up to 150,000 shares of the Company's common stock. The purchase price of such shares shall be at least equal to the fair market value at the date of grant. Such options vest at the discretion of the Board of
             Directors. The stock option plan expires in 2004. Under the
             Company's stock option plan, outstanding options vest over three years from the grant date and are generally for a six year term.

             The following table contains information on the stock options under the Company's plan for the years ended December 31, 2000 and 2001.
             The outstanding agreements expire from May 2004 to June 2006.

                                                               Number of         Weighted Average
                                                                Shares            Exercise Price
                                                                ------            --------------
             Options outstanding at December 31, 1999           116,000                $6.67
              Granted                                           115,500                 5.43
              Exercised                                            --                    --
              Cancelled                                         (90,500)                6.51
                                                               --------                -----

              Options outstanding at December 31, 2000          141,000                 5.48
               Granted                                             --                    --
               Exercised                                           --                    --
               Cancelled                                       (104,500)                5.30
                                                               --------                -----

              Options outstanding at December 31, 2001           36,500                $6.19
                                                               ========                =====

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

             The following table contains information on the stock options under the Company's plan for the years ended December 31, 2000 and 2001.
             The outstanding options expire from November 2005 to May 2006.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       Stock Options and Warrants (Continued)
         --------------------------------------
          1999 Executive Officers Stock Option Plan (Continued)
          -----------------------------------------------------

                                                           Number of         Weighted Average
                                                            Shares            Exercise Price
                                                            ------            --------------
             Options outstanding at December 31, 1999       136,667                $6.04
               Granted                                         --                    --
               Exercised                                    (36,667)                3.75
               Cancelled                                       --                    --
                                                           --------                -----

             Options outstanding at December 31, 2000       100,000                 6.88
               Granted                                       50,000                 1.36
               Exercised                                       --                    --
               Cancelled                                       --                    --
                                                           --------                -----

             Options outstanding at December 31, 2001       150,000                $5.04
                                                           ========                =====

          2000 Stock Option Plans
          -----------------------
             In May 2001, the Company's shareholders approved the Company's 2000
             Employee Stock Option Plan and the 2000 Executive Stock Option
             Plan. Each Plan has 350,000 shares reserved for issuance and no stock options have been granted under either plan as of December
             31, 2001.

          Severance Warrants
          ------------------
             The Company issued 22,500 warrants to a former officer in
             connection with termination of his employment. The warrants are exercisable at $6.00 per share until November 2004.

          Board of Directors Options
          --------------------------
             The Company issued 115,000 stock options to its Non-Employee
             Directors from October 1998 to December 31, 2001. The options vest immediately, or over a three year period and are exercisable at
             $1.36 to $6.00 per share and the options are for a five year term.
             As of December 31, 2001, 92,500 options are outstanding.

          Warrants From Secondary Offering
          --------------------------------
             The Company issued 1,137,000 redeemable common stock purchase warrants in connection with a secondary offering of its common stock in May 1998. Each warrant is exercisable to purchase one share of common stock at $6.33 per share until May 13, 2003 and may be redeemed by the Company if the closing price of the Company's common stock is at least $8.63 per share for twenty consecutive trading days. As of December 31, 2001, 1,137,000 warrants are outstanding.

             In connection with the offering, the Company issued the Underwriter a warrant to purchase 105,000 units of the Company's securities at $9.49 per unit until May 13, 2003. Each unit consists of one share of the Company's common stock and one redeemable common stock purchase warrant. As of December 31, 2001, 105,000 warrants are outstanding.

10.      Accumulated Other Comprehensive Income (Loss)
         ---------------------------------------------
             The Company has adopted SFAS No. 130, "Reporting Comprehensive
             Income". This statement requires that all components of
             comprehensive income be reported in the financial statements in the period in which they are recognized. The components of
             comprehensive income for the Company include net income and unrealized gain (loss) on marketable securities. Components of other comprehensive income consist of the following:





                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      Accumulated Other Comprehensive Income (Loss) (Continued)
         ---------------------------------------------------------

                                                 Unrealized        Accumulated
                                                 Gain (loss)          Other
                                                on Marketable     Comprehensive
                                                 Securities       Income (Loss)
                                                 ----------       -------------
             Balance at December 31, 2000        $    --            $    --
             2001 Change                          (161,637)          (161,637)
                                                 ---------          ---------

             Balance at December 31, 2001        $(161,637)         $(161,637)
                                                 =========          =========

11.      Commitments and Contingencies
         -----------------------------
          Leases
          ------
             The Company leases certain computer equipment under noncancellable capital leases. The Company leases its facilities under a
             noncancellable operating lease. The Company's facilities lease contains a five year renewal option.

             The following is a schedule of future minimum lease payments at December 31, 2001 under the Company's capital leases (together with the present value of minimum lease payments) and operating leases that have initial or remaining noncancellable lease terms in excess of one year:

                 Year Ending                        Capital      Operating
                 December 31,                       Leases        Leases          Total
                 ------------                       -------       -------         -----
                    2002                            $33,284       $23,340       $  56,624
                    2003                             20,462            --          20,462
                    2004                             17,859            --          17,859
                    2005                             17,859            --          17,859
                    2006                              7,442            --           7,442
                                                   --------       -------        --------

            Total Minimum Lease Payments             96,906       $23,340        $120,246
                                                                  =======        ========

            Less amount representing interest       (22,826)
                                                   --------

            Present Value of Net Minimum
             Lease Payments                        $ 74,080
                                                   ========

             Rent expense was approximately $72,777 and $74,866 for the years ended December 31, 2001 and 2000, respectively.

             Leased equipment under capital leases as of December 31, 2001 is as follows:

             Equipment                                                           $102,123
             Less accumulated amortization                                        (29,525)
                                                                                 --------

             Net Property and Equipment Under Capital Leases                     $ 72,598
                                                                                 ========

          Proposed Acquisition
          --------------------
             In December 2001, the Company signed a term sheet with P2i to acquire P2i for 22,768,412 shares of the Company's common stock in a tax-free exchange. In connection with the term sheet, the Company loaned P2i $50,000 in 2001, $100,000 in January 2002 and is to loan an additional $150,000 in February 2002. The loans to P2i are in the form of a demand note, which in the event the merger does not get completed will be due on demand.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      Stock-Based Compensation Plans
         ------------------------------
             In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the following pro forma amounts:

                                                        2001           2000
                                                        ----           ----
             Net Loss:
               As reported                          $(10,750,100)   $(5,206,198)
               Pro forma                            $(10,902,551)   $(5,405,613)

             Net Loss Per Share of Common Stock:
               As reported                          $      (2.19)   $     (2.03)
               Pro forma                            $      (2.22)   $     (2.10)

             These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2001 and 2000:

                                                        2001           2000
                                                        ----           ----
             Risk free interest rate                    4.95%          6.00%
             Expected life                            5.0 years      5.0 years
             Expected volatility                       76.50%         46.54%
             Expected dividend yield                       0%             0%

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

             The weighted average fair value price of options granted in 2001 and 2000 was $.84 and $2.62, respectively.

             The following table summarizes information about the Company's stock-based compensation plans outstanding at December 31, 2001:



                                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      Stock-Based Compensation Plans (Continued)
         ------------------------------------------

                                  Options Outstanding                                   Options Exercisable
                   ---------------------------------------------------                -----------------------
                                                   Weighted
                                                    Average         Weighted                           Weighted
                Range of                           Remaining         Average                            Average
                Exercise           Number         Contractual       Exercise          Number           Exercise
                 Prices          Outstanding     Life In Years        Price         Exercisable          Price
                 ------          -----------     -------------        -----         -----------          -----
             $1.36                  50,000           4.33             $1.36            50,000            $1.36
             $5.25 - $6.88         136,500           3.86              6.69           101,499             6.76
             -------------         -------           ----            ------           -------           ------

             $1.36 - $6.88         186,500           3.98             $5.26           151,499            $4.98
             =============         =======           ====             =====           =======            =====

          Non-Plan Compensation Expense
          -----------------------------
             The Company recorded compensation expense of $189,164 for the year ended December 31, 2001 for the value of certain options granted for settlement of liabilities of the Company and to consultants.
             The Company recorded compensation expense of $175,424 for the year ended December 31, 2000 for the value of certain options granted to consultants. The valuation of the options and warrants granted to employees is based on the difference between the exercise price and the market value of the stock on the measurement date. The valuation of the options granted to non-employees is estimated using the Black-Scholes option pricing model.

13.      Concentration of Credit Risk
         ----------------------------
             Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The
             Company places its cash equivalents and short term investments with high credit quality financial institutions and limits its credit exposure with any one financial institution. The Company provides credit, in the normal course of business, to a large number of companies in the Internet services industry. The Company's accounts receivable are due from customers located in California and throughout the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have not exceeded management's expectations.

14.      Employee Benefit Plan
         ---------------------
             Effective May 29, 1997, the Company adopted a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are
             discretionary. The Company made matching contributions of $949 and
             $2,105 for the years ended December 31, 2001 and 2000,
             respectively. Company contributions vest as follows:

                         Years of Service              Percent Vested
                         ----------------              --------------
                                 1                           33%
                                 2                           66%
                                 3                          100%

15.      Fair Value of Financial Instruments
         -----------------------------------
             Disclosures about Fair Value of Financial Instruments for the
             Company's financial instruments are presented in the table below.
             These calculations are subjective in nature and involve
             uncertainties and significant matters of judgment and do not include income tax considerations.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.      Fair Value of Financial Instruments (Continued)
         -----------------------------------------------
             Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2001:

                                                Carrying         Estimated
                                                 Amount          Fair Value
                                               ----------        ----------
            Financial Assets:
             Cash and cash equivalents         $  118,265        $  118,265
             Marketable securities                447,611           447,611
             Note receivable                       50,000            50,000

            Financial Liabilities:
             Notes payable                         12,236            12,236
             Long-term debt                        74,080            74,080

            The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The fair value of marketable securities is determined by the most recently traded price of each security at the balance sheet date. The fair value of the note receivable approximates market value as it is a non-interest bearing note and is due upon demand only if the P2i acquisition does not occur (Note 11). The fair value of notes payable and long-term debt, including the current portion, approximates fair value because of the market rate of interest on the notes payable and the interest rate implicit in the obligations under capital leases.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Executive Officers, Directors, Director Nominees And Key Employees

Our executive officers, directors and key employees and their ages and positions with us are as follows:


NAME                               POSITION
----                               --------
William Conis,54                   Chief Executive Officer, President,
                                   Chief Financial Officer and Director
Theodore Triantafilu,54            Director
Peter Wardle,46                    Director
Stewart Kalter,30                  Director



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

Theodore Triantafilu is Executive Vice President of USA Cable, Inc. Mr. Triantafilu was the Chief Operating Officer of Suncoast Automation, Inc. from July 1999 to August 2000. He was the Chief Operating Officer of the Suncoast division from August 2000 to March 2001 and a director May 1, 2001. Mr. Triantfilu has over 29 years experience in telephone operations, digital cable television operations, and marketing as well as establishing new businesses. From 1995 through June 1999, he was the area operations manager for GTE Media Ventures, Pinellas County, Florida, the first overbuild and launch of digital CATV and high-speed cable modem service for GTE Corporation. Prior to that assignment, he served in successive positions of increasing responsibilities both in Florida and World Headquarters in Irving, Texas for GTE during his 28-year career. While serving Corporate Headquarters, he attended GTE Telops Management Development Program for executives.

Stewart Kalter became a director in October 2001. Mr. Kalter has served as Director of Corporate Finance and Research of Andrew, Alexander, Wise & Company, Inc., since June 2001. Prior to that, he was Director of Research at Global Capital Markets, having served in that capacity since 1999. Mr. Kalter was a Research Analyst with Spencer Clarke during 1998 and 1999. From 1995 till 1997, he served as a Research Associate with Bishop Allen. Mr. Kalter has a BS in Accounting from Widener College and an MBA in Finance and Banking from Hofstra University.

Peter Wardle became a director in December 2001. Mr. Wardle is Chief Executive Officer of P2i, Inc. Mr. Wardle co-founded P2i in May 2000. Mr. Wardle served as Chief Executive Officer of 2020, Inc. from 1993 when he co-founded the company until it was acquired by P2i in July 2001. Prior to that, Mr. Wardle served as a database marketing consultant from 1990 to 1993. From 1987 to 1990, he was Chief Executive Officer of Autoroos, Inc. Mr. Wardle received a degree in accounting from Stockport College in the UK in 1978.


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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Exchange Act during fiscal 2001 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 2001, the following persons during the last fiscal year failed to file on a timely basis, as disclosed in the following table, reports required by such section:



                                                    NUMBER OF NUMBER
 NAME                             REPORTS           OF TRANSACTIONS


          William  Conis             1                     2

          Mark Blanchard             1                     1

          Theodore Triantafilu       1                     1


ITEM 10. EXECUTIVE COMPENSATION

None of the Company's executive officers or directors currently receive compensation in excess of $100,000 per year except Mr. Conis, the Company's
Chief Executive Officer, who receives a base salary of $175,000 per year pursuant to an Employment Agreement which expires on October 31, 2003. Mr.
Conis' base salary increases to $200,000 per year once the Company's gross revenues run at the rate of $3,500,000 annually and operating profitability exceeds on an annual basis $600,000 for at least three consecutive months and further increases to $250,000 if the Company's gross revenues run at the rate of $5,000,000 annually and operating profitability on an annual basis exceeds
$1,200,000 for at least three consecutive months. The Employment Agreement also provides for the issuance of 100,000 stock options exercisable at $6.875 per share, subject to a vesting schedule. Compensation for all officers and directors as a group for the calendar years ended December 31, 2001 and 2000 aggregated $280,291 and $302,761, respectively.

The following table discloses certain compensation paid to the Company's Chief
Executive Officer for the last three fiscal years.



                                                                                           Long Term
      Name and                                                                           Compensation
      Principal                                 Other        Annual    All Other       Awards/Securities
      Position         Year    Salary ($)    Compensation    Bonus    Compensation   Underlying Options(#)
      --------         ----    ----------    ------------    -----    ------------   ---------------------
William Conis, Chief
Executive Officer      2001     $182,291          -            -           -                50,000
                       2000     $163,333      $12,000(1)       -           -                  -
                       1999      $27,259          -            -           -               100,000
----------

     (1)  As per Mr. Conis's 1999 Consulting Agreement.






Option Grants in Last Year and Stock Option Grant

The following table provides information on option grants during the year ended
December 31, 2001, to the named executive officers:



                  Number of       Percent of Total
                 Common Stock    Options Granted to
                  Underlying        Employees in     Exercise Price   Expiration
Name           Options Granted       Fiscal Year       ($/Share)         Date
----              -------            -----------       ---------         ----
William Conis      50,000                100%            $1.36         5/02/06




Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

The following table provides information on the value of the named executive officers' unexercised options at December 31, 2001. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2001.


                                                         Value of
                  Number of Unexercised          Unexercised In-The-Money
                  Options at Year End              Options at Year End
               ---------------------------     ---------------------------
Name           Exercisable   Unexercisable     Exercisable   Unexercisable
----           -----------   -------------     -----------   -------------
William Conis    125,000        40,000             $0            $0



1995 Stock Option Plan

In November 1994, the Company adopted a stock option plan (the Plan) which provides for the grant of options intended to qualify as incentive stock options and nonqualified stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the Code). Incentive stock options are issuable only to eligible officers, directors, key employees and consultants of the Company.

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

As of December 31, 2001, 36,500 options are outstanding under this Plan.

2000 Employee Stock Option Plan

On May 1, 2001, the Company received shareholder approval to adopt an additional employee stock option plan (the Plan). This Plan provides for the grant of options intended to qualify as incentive stock options and nonqualified stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the Code). Incentive stock options are issuable only to eligible officers, directors, key employees and consultants of the Company.

The Plan is administered by the Board of Directors and terminates in May 2006. At December 31, 2001, the Company had reserved 350,000 shares of Common Stock for issuance under the Plan. Under the Plan, the Board of Directors determines which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price.

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

As of December 31, 2001, no options are outstanding under this Plan.

1999 Executive Officer Stock Option Plan

In May 1999, the Board of Directors approved the 1999 Executive Officer Stock Option Plan (the 1999 Plan) for the benefit of the executive officers. The 1999 Plan is intended to provide an incentive to individuals to act as executive officers and to maintain a continued interest in the Company's operations. All options under the 1999 Plan will be issued under Section 422A of the Internal Revenue Code, and include qualified and non-qualified stock options.

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

A total of 150,000 shares of authorized but unissued common stock have been reserved for issuance pursuant to the 1999 Plan. As of December 31, 2001, 100,000 options are outstanding at $6.875 per share and 50,000 options are outstanding at $1.36 under this Plan.

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

2000 Executive Officer Stock Option Plan

On May 1, 2001, the Company received shareholder approval for an additional Executive Officer Stock Option Plan (the 2000 Plan) for the benefit of the executive officers. The 2000 Plan is intended to provide an incentive to individuals to act as executive officers and to maintain a continued interest in the Company's operations. All options under the 2000 Plan will be issued under
Section 422A of the Internal Revenue Code, and include qualified and non-qualified stock options.

The terms of the 2000 Plan provide that the Company is authorized to grant options to purchase shares of common stock to executive officers upon the majority consent of the Board of Directors. The option price to be paid by optionees for shares under qualified stock options must not be less than the fair market value of the shares as reported by the Nasdaq SmallCap Market on the date of the grant. The option price for nonqualified stock options must not be less than 85% of such fair market value. Options must be exercised within six years following the date of grant and the optionee must exercise options during service to the Company or within three months of termination of such service (12 months in the event of death or disability). The Board of Directors may extend the termination date of an option granted under the Plan.

A total of 350,000 shares of authorized but unissued common stock have been reserved for issuance pursuant to the 2000 Plan. As of December 31, 2001, no options are outstanding under this Plan.

Options under the 2000 Plan may not be transferred, except by will or by the laws of intestate succession. The number of shares and price per share of the options under the Plan will be proportionately adjusted to reflect forward and reverse stock splits. The holder of an option under the 2000 Plan has none of the rights of a shareholder until shares are issued.

The 2001 Plan is administered by the Board of Directors, which has the power to interpret the 2001 Plan, determine which persons are to be granted options and the amount of such options. The provisions of the Federal Employee Retirement Income Security Act of 1974 do not apply to the 2001 Plan. Shares issuable upon exercise of options will not be purchased in open market transactions but will be issued by us from authorized shares. Payment for shares must be made by optionees in cash from their own funds. No payroll deductions or other installment plans have been established.

Shares issuable under the 2001 Plan may be sold in the open market, without restrictions, as free trading securities. No options may be assigned, transferred, hypothecated or pledged by the option holder. No person may create a lien on any securities under the 2001 Plan, except by operation of law. However, there are no restrictions on the resale of the shares underlying the options. The 2001 Plan will remain in effect until May 2011 but may be terminated or extended by the Board of Directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the holdings of Common Stock by each person who, as of December 31, 2001, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record and all share amounts include stock options and Common Stock purchase warrants exercisable within 60 days from the date hereof. The address of all persons is in care of the Company at 2300 Tulare Street, Suite 210, Fresno, California 93721.



                                         Amount and Nature
                                           of Beneficial        Percent of Class
Name of Beneficial Owner (1)               Ownership (2)               (%)

William Conis(3)                              125,300                 2.2%
Stewart Kalter                                      -                   -
Peter Wardle                                        -                   -
Theodore Triantafilu(4)                       126,610                 2.2%
Mark Blanchard (5)                            461,454                 8.1%
Kent Spears                                   367,173                 6.5%
Peter J. Pappas (6)                           483,210                 8.3%

All officers and directors as a group
(4 persons)                                   251,910                 4.3%
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

(3) Includes presently exercisable options to purchase (i) 15,000 shares at $6.00 per share at any time until October 2003, (ii) 60,000 shares at $6.875 per share anytime until November 2004 and (iii) 50,000 shares at $1.36 per share anytime until May 2006. Does not include shares issuable upon exercise of 40,000 options that are not presently exercisable.

(4) Includes presently exercisable options to purchase 10,000 shares at $1.36 per share at any time until May 2006.

(5)  Includes 43,310 shares owned by his wife, Virginia M. Blanchard.

(6)  Includes 149,070 shares issuable upon exercise of Class B warrants.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

3.01        Restated Articles of Incorporation of the Registrant (1)

3.02        By-laws of the Registrant (1)

3.03        Class A warrant agreement

3.04        Class B warrant agreement (6)

10.01       1995 Incentive Stock Option Plan (2)

10.02       2001 Employee Stock Option Plan

10.03       1999 Executive Officer Option Plan (5)

10.04       2001 Executive Officer Option Plan

10.05       Employment Agreement with William Conis (3)

10.06 Stock Exchange Agreement, dated as of August 22, 2000 and effective as of August 1, 2000, by and among ProtoSource Corporation, Suncoast Automation, Inc. and the shareholders of Suncoast Automation, Inc.
            (4)

10.7 Form of Master Agreement for Construction between Suncoast Automation, Inc. and Walt Disney World (6)

10.8 Exclusive Cable Development and Programming Services Agreement between Suncoast Automation, Inc. and Sunterra Communications Corporation for Scottsdale Village Mirage (6)

10.9 Exclusive Cable Development and Programming Services Agreement between Suncoast Automation, Inc. and Sunterra Communications Corporation for Greenspring Plantation and Powhatan Plantation (6)

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

10.10 Exclusive Cable Development and Programming Services Agreement between Suncoast Automation, Inc. and Sunterra Communications Corporation for Carambola Beach Estate, Flamingo Beach, and Royal Palm Beach (6)

10.11 Exclusive Cable Development and Programming Services Agreement between Suncoast Automation, Inc. and Bluegreen Resorts Management, Inc for Laurel Crest, Mountainloft, Shenandoah Crossing and Christmas Mountain Resorts (6)


10.12 Exclusive Cable Development and Programming Services Agreement between Suncoast Automation, Inc. and Sunterra Communications Corporation for Cypress Point Resort located in Lake Buena Vista, Florida (6)

10.13 Amendment No. 1 to the Stock Exchange Agreement, dated as of August22, 2000 and effective as of August 1, 2000, by and among ProtoSource Corporation, Suncoast Automation, Inc. and the Shareholders of Suncoast Automation, Inc., dated January 15, 2001
            (6)

10.14 Agreement between ProtoSource Corporation, Suncoast Acquisition Corp. and Suncoast Automation, Inc., dated as of July 1, 2001 (7)

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

(6) Incorporated by reference to the Company's Registration Statement on Form SB-2, declared effective by the Securities and Exchange Commission on February 14, 2001, file number 333-45778.

(7) Incorporated by reference from the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 16, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on March 14, 2002.

                                            PROTOSOURCE CORPORATION





                                            By:   /s/  William Conis
                                              --------------------------------
                                                       William Conis
                                                       Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.






Signature                         Title                           Date
---------                         -----                           ----


/s/  William Conis                Chief  Executive Officer       March 15, 2002
----------------------------      Chief Financial Officer
     William Conis                (Principal Accounting
                                  Officer), and Director


/s/  Stewart Kalter               Director                       March 15, 2002
----------------------------
     Stewart Kalter


/s/  Theodore Triantafilu         Director                       March 15, 2002
----------------------------
     Theodore Triantafilu


/s/  Peter Wardle                  Director                      March 15, 2002
----------------------------
     Peter Wardle