Form 10QSB
period 2002-03-31
PROTOSOURCE CORP
filed 2002-05-15
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                              Washington D.C. 20549


                                   Form 10-QSB
                                   (Mark One)

    [ X ] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                      For the quarter ended March 31, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

There were 5,971,103 shares of the registrant's common stock, no par value outstanding on March 31, 2002.

                             ProtoSource Corporation
                                      Index

                                                                            Page
                                                                            ----

Part I    Financial Information

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheet
                  as of March 31, 2002                                         3

                  Condensed Consolidated Statements of Operations for the
                  three months ended March 31, 2002 and 2001                   5

                  Condensed Consolidated Statements of Changes in
                  Stockholders' Equity for the three months ended
                  March 31, 2002 and 2001                                      6

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2002 and 2001           7

                  Notes to Condensed Consolidated Financial Statements         9

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         12

Part II.  Other Information

                  Other Information                                           16

                  Signatures                                                  16


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

                             ProtoSource Corporation
                      Condensed Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                                     Assets

Current assets:
   Cash and cash equivalents                                        $    11,253
   Accounts receivable - trade, net of allowance
   for doubtful accounts of $1,967                                       37,297
   Marketable securities                                                169,502
   Notes receivable                                                     425,000
   Prepaid expenses and other                                            10,479
                                                                    -----------

     Total current assets                                               653,531
                                                                    -----------

Property and equipment, at cost:
   Equipment                                                          1,096,790
   Furniture                                                            101,234
   Leasehold improvements                                                 6,463
                                                                    -----------
                                                                      1,204,487
   Less accumulated depreciation and amortization                    (1,100,400)
                                                                    -----------

     Net property and equipment                                         104,087
                                                                    -----------


Other assets:
   Goodwill                                                              77,857
   Investment in corporation                                            226,000
   Debt issuance costs, net of amortization $23,063                     253,687
   Deposits                                                               9,064
                                                                    -----------

     Total other assets                                                 566,608
                                                                    -----------


     Total assets                                                   $ 1,324.226
                                                                    ===========


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
                      Condensed Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                $    218,998
   Customer deposit                                                       1,250
   Accrued expenses                                                      60,158
   Deferred revenue                                                       4,595
   Notes payable                                                        300,000
   Current portion of long-term debt                                     16,397
                                                                   ------------

     Total current liabilities                                          601,398
                                                                   ------------


Long-term debt, net of current portion above:
   Obligations under capital leases                                      67,083
   Less current portion above                                           (16,397)
                                                                   ------------

     Total long-term debt                                                50,686
                                                                   ------------

Commitments and contingencies                                              --

Stockholders' equity:
   Preferred stock, no par value; 5,000,000
    shares authorized, none issued
    and outstanding                                                        --
   Common stock, no par value; 10,000,000
    shares authorized, 5,971,103 shares
    issued and outstanding                                           24,824,293
   Additional paid in capital                                           632,745
   Accumulated other compressive income (loss)                         (191,596)
   Accumulated deficit                                              (24,593,300)
                                                                   ------------

     Total stockholders' equity                                         672,142
                                                                   ------------

     Total liabilities and stockholders' equity                    $  1,324,226
                                                                   ============


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2002            2001
                                                     -----------    -----------

Net revenues                                         $   342,395    $   403,058
                                                     -----------    -----------
Operating expenses:
   Cost of revenues                                      132,412        247,342
   Sales and marketing                                     1,854         60,846
   General and administrative                            439,659        421,732
   Depreciation  and amortization                         12,862         56,806
                                                     -----------    -----------


Total operating expenses                                 586,787        786,726
                                                     -----------    -----------

Operating loss                                          (244,392)      (383,668)
                                                     -----------    -----------

Other income (expense):
   Interest income                                            39          1,855
   Interest expense                                     (270,854)      (876,135)
   Loss on sale of marketable securities                 (65,021)          --
                                                     -----------    -----------

Total other income (expense)                            (335,836)      (874,280)
                                                     -----------    -----------

Loss before provision for income taxes                  (580,228)    (1,257,948)

Provision for income taxes                                  --             --
                                                     -----------    -----------

Net Loss From Continuing Operations                     (580,228)    (1,257,948)
                                                     -----------    -----------

Discontinued Operations:
   Loss from discontinued operations                        --         (528,112)
                                                     -----------    -----------

Net Loss                                             $  (580,228)   $(1,786,060)
                                                     ===========    ===========

Net Income (Loss) Per  Basic and Diluted
   Share of Common Stock:
           Continuing operations                     $      (.10)   $       (34)
           Discontinued operations                           (--)          (.15)
                                                     ===========    ===========


           Net Loss                                  $      (.10)   $      (.49)


 Weighted Average Number of Basic and Diluted
 Common Shares Outstanding                             5,758,048      3,673,436


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                                              PROTOSOURCE CORPORATION AND SUBSIDIARY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                                                                        Accumulated
                                                 Common stock            Additional    Current Years                       Other
                                         ----------------------------     Paid In      Comprehensive   Accumulated     Comprehensive
                                            Shares          Amount        Capital      Income (Loss)     Deficit       Income (Loss)
                                         ------------    ------------   ------------   ------------    ------------    ------------
Three months ended March 31, 2002:

Balance at December 31, 2001                5,671,103    $ 24,554,293   $    392,745                   $(24,013,072)   $   (161,637)

Issuance of common stock in
  connection  with financing                  300,000         270,000           --                             --              --

Beneficial conversion feature of
   convertible notes                             --              --          240,000                           --              --

Other comprehensive income (loss),
  net of tax:
  Unrealized (loss) on marketable
     securities                                  --              --             --     $    (94,980)           --           (94,980)
   Reclassification adjustment for
     losses included in net loss                 --              --             --           65,021            --            65,021

Net loss                                         --              --             --         (580,288)       (580,228)           --
                                                                                       ------------

  Total Comprehensive Income (Loss)              --              --             --     $   (610,247)           --              --
                                         ------------    ------------   ------------   ============    ------------    ------------

Balance March 31, 2002                      5,971,103    $ 24,824,293   $    632,745                   $(24,593,300)   $   (191,596)
                                         ============    ============   ============                   ============    ============


Three months ended March 31, 2001:

Balance at December 31, 2000                3,551,636    $ 21,168,125   $    221,325                   $(13,262,972)   $       --

Issuance of common stock in
 connection with financing                     50,050         175,000           --                             --              --

Issuance of common stock in
  public offering (net of
  offering costs of $800,255)               1,600,000       2,799,745           --                             --              --

Issuance of common stock
  for payment of liabilities                   21,951          35,670           --                             --              --

Return of shares issued in
  acquisition of Suncoast
  (shares were reissued
  effective May 2001)                        (866,988)           --             --                             --              --

Other comprehensive income (loss),
  net of tax:
Net Loss                                         --              --             --     $ (1,786,060)     (1,786,060)           --
                                                                                       ------------
  Total Comprehensive
     Income (Loss)                               --              --             --     $ (1,786,060)           --              --
                                         ------------    ------------   ------------   ============    ------------    ------------

Balance March 31, 2001                      4,356,649    $ 24,178,540   $    221,325                   $(15,049,032)           --
                                         ============    ============   ============                   ============    ============


                                              The accompanying notes are an integral
                               part of these unaudited condensed consolidated financial statements.



                                     ProtoSource Corporation
                         Condensed Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                       2002            2001
                                                                    -----------    -----------

Cash flows from operating activities:
   Net loss                                                         $  (580,228)   $(1,786,060)
   Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Depreciation and amortization                                         12,862      1,228,238
   Loss on sale of marketable securities                                 65,021           --
   Provision for bad debts                                                2,950           --
   Amortization of debt issuance costs                                   23,063           --
   Amortization of beneficial conversion feature of notes payable       240,000           --
   Issuance of common stock for services                                   --           35,670
   Changes in operating assets and liabilities:
      Accounts receivable                                                   482         19,609
      Inventories                                                          --          216,150
      Prepaid expenses and other assets                                  30,735         17,592
      Accounts payable                                                   13,574       (457,603)
      Customer deposits                                                    --             --
      Accrued expenses                                                    6,883       (168,586)
      Deferred revenue                                                   (4,000)        (2,575)
                                                                    -----------    -----------


   Net cash (used) by operating activities                             (188,658)      (897,565)
                                                                    -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                      --           (3,620)
   Increase in note receivable                                         (375,000)          --
   Deposits                                                                (500)          --
   Sale of investments                                                  183,129           --
                                                                    -----------    -----------

   Net cash (used) by investing activities                             (192,371)        (3,620)
                                                                    -----------    -----------

Cash flows from financing activities:
   Proceeds from borrowing                                              300,000        175,000
   Payments on notes payable                                            (19,233)    (1,869,030)
   Offering costs incurred                                                 --         (666,653)
   Debt issuance costs incurred                                          (6,750)       (22,750)
   Issuance of common stock                                                --        3,600,000
                                                                    -----------    -----------

   Net cash provided by financing activities                            274,017      1,216,567
                                                                    -----------    -----------

   Net increase (decrease) in cash and cash equivalents                (107,012)      (315,382)

   Cash and cash equivalents at beginning of period                     118,265         97,983
                                                                    -----------    -----------

   Cash and cash equivalents at end of period                       $    11,253    $   413,365
                                                                    ===========    ===========


                           The accompanying notes are an integral part
                 of these unaudited condensed consolidated financial statements.



                             ProtoSource Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Three months ended March 31,
                                                        ----------------------------
                                                             2002         2001
                                                             ----         ----


Supplemental Disclosure of Cash Flow information:
   Cash paid during the period for:
         Interest                                          $  7,790     $ 26,898
         Income taxes                                          --           --

Supplemental Disclosure of Noncash
   Investing and Financing Activities:
   Issuance of common stock in connection
     with financing                                        $270,000     $175,000
    Unrealized loss on marketable securities                 29,959         --







                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                        8

                             ProtoSource Corporation
              Notes to Condensed Consolidated Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2002. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission.

Net Income (Loss) Per Basic and Diluted Share of Common Stock

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

The basic and diluted earnings per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be antidilutive. Options and warrants to purchase 3,618,500 and 3,048,378 shares of common stock at March 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

Sale of Suncoast Division

Effective July 1, 2001, the Company sold substantially all of the assets of Suncoast Automation, Inc to Dauphin Technology, Inc, through Suncoast Acquisition Corp., an Illinois corporation, for 766,058 shares of Dauphin Technology common stock valued at stock at approximately $1,126,105 based on the closing bid price of $1.47 per share on June 29, 2001.

The Company recorded a loss of approximately $6,786,621 on the sale of the Suncoast Automation assets. The results of Protosource's operations for all periods presented have been restated for the discontinued operations of Suncoast.

         Summary of operating results of      Three Months Ended
         discontinued operation:                   March 31,
                                            -----------------------
                                              2002           2001
                                            ---------     ---------

          Net revenues                      $    --       $  52,933

          Operating expenses                     --         581,012
                                            ---------     ---------

          Operating (loss)                       --        (528,079)
          Other income (expense)                 --             (33)
                                            ---------     ---------

          Net (loss)                        $    --       $(528,112)
                                            =========     =========

Proposed Acquisition

In December 2001, the Company signed a term sheet with P2i, Inc. ("P2i") to acquire 100% of P2i's outstanding common stock for 22,768,412 shares of the Company's common stock in a tax-free exchange. In connection with the term sheet, the Company loaned P2i $50,000 in 2001 and an additional $375,000 through March 2002. The loans to P2i are in the form of a demand note, which in the event the merger does not get completed will be due on demand. At the time of signing the term sheet an officer and major shareholder of P2i was appointed as a director of the Company.

The shares of common stock to be issued to P2i has subsequently been revised to 22,684,412 shares which will result in an ownership of 80% by the stockholders of P2i and 20% by the current stockholders of the Company. After the acquisition of P2i is completed, the Board of Directors of the Company will consist of two current officers and stockholders of P2i, two independent directors to be appointed by P2i, and one director which will be appointed by the Company's and P2i's Investment Banker. The acquisition of P2i by the Company will be accounted for by the purchase method of accounting as a reverse acquisition. For accounting purposes, P2i is considered to be the acquirer and the Company is the acquiree. The Company and P2i both used the same Investment Banker to represent them in the transaction and each will pay the Investment Banker a fee based on the value of the transaction using a pre-set formula. The investment banking fees to be paid are $406,844 by the Company and $413,422 by P2i. The amounts paid to the Investment Banker will be paid through the issuance of common stock, which is restricted for a three year period, based on an agreed upon value of $.50 per share at the time of signing the term sheet, or 813,688 shares for the Company and 826,844 shares for P2i. The shares to be issued for P2i's investment banking fees will be subtracted from the shares to be issued to the P2i stockholders for the acquisition.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company adopted SFAS No. 142 on January 1, 2002 which did not result in any impairment of goodwill or other intangible assets upon adoption.

In August 2001, the FASB issued SFAS No. 143, " Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company adopted SFAS No. 143 on January 1, 2002 which did not result in any impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002 which did not result in any impact on the Company's financial statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended March 31, 2002 vs. Three Months ended March 31, 2001

     Net Revenues. For the three months ended March 31, 2002 net revenues from continuing operations were $342,395 versus $403,058 in the same period of the prior year. The decrease in revenues is attributed to a decrease in our dial-up Internet access business and our web design and development business. The Company believes that revenues will continue to erode as all marketing activities have ceased in order to conserve operating funds.

     Operating Expenses. For the three months ended March 31, 2002 operating expenses from continuing operations were $586,787 versus $786,726 in the same period of the prior year. The decrease of $199,939 is attributed to lower network line costs, the elimination of marketing expenses and lower depreciation and amortization expense. The Company believes that operating expenses will continue to decline as further headcount reductions were made at the end of the quarter.

     Operating Loss. The Company's operating loss for the period ending March 31, 2002 totaled $580,228 versus $1,257,948 in 2001. The decrease of $677,720 is due to overall lower total operating expenses and the elimination of the bridge loans. This was partially offset by the amortization of debt issuance costs from issuance of $300,000 in convertible debt during the quarter and a loss on the value of the Dauphin Technology, Inc. common stock that the Company continues to hold. The Company believes that operating losses will continue to increase as additional convertible notes are issued to fund P2i.

     Interest Income. Net interest income totaled $(270,815) for the period ending March 31, 2002 versus net interest income of $(874,280) in 2001. The decrease in interest expense is a result of the elimination of the amortization of the debt issuance costs from bridge loans offset by the amortization of the debt issuance costs from convertible debt.

     Discontinued Operations. The Company sold the assets of its Suncoast Automation subsidiary effective July 1, 2001. In connection with this sale, we did not incur any gain or loss during from discontinued operations during this quarter compared to a loss of $528,112 during the three months ended March 31, 2001.

Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Liquidity and Capital Resources

For the three months ended March 31, 2002, the Company used $188,658 of cash for operating activities. The Company has working capital of $52,133 at March 31, 2002, which is a decrease of $340,240 from December 31, 2001. As of March 31, 2002, the Company had $11,253 in cash and cash equivalents and total liabilities of $652,084.

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

On August 22, 2000, we acquired all the outstanding common stock of Suncoast Automation, Inc. in exchange for 1,303,072 shares of our common stock. Although we did not obtain an independent appraisal of the fair market value of Suncoast, we based our valuation on the cable television industry standard at that time of $5,000 per subscriber. On May 17, we entered into a Term Sheet to sell the assets of Suncoast Automation to Dauphin Technology, Inc. (DNTK.OB), an Illinois corporation. The sale was concluded effective July 1, 2001. As a result of the sale, we received 766,058 shares of Dauphin common stock of which 38,303 were paid to our investment banker, Andrew, Alexander, Wise and Company. Dauphin also agreed to assume $140,269 in Suncoast liabilities. In conjunction with the sale, we negotiated approximately $362,498 of Suncoast-related liabilities for 268,466 shares of our common stock and approximately $3,300 in cash. The write-down in connection with this sale was recorded in the second quarter. The Dauphin Technology stock we received was registered effective September 22, 2001. The Company began liquidation of a portion of the securities in October 2001. Proceeds from the sale of securities will be used to fund the Company's operations.

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

     On December 14, 2001, after exploring numerous alternatives, the Company entered into a term sheet to acquire P2i for 22,768,412 shares of our common stock. Under the obligations of this term sheet, the Company loaned P2i $50,000 in December and an additional $375,000 during the first quarter of this year. The loans are in the form of a demand note and will be due on demand if the merger is not completed. Completion of the merger is subject to the approval of the shareholders of both companies.

     On December 5, 2001, the Company received notification from Nasdaq that the Company no longer satisfied the minimum requirements for continued listing on the Nasdaq Small Cap Market. The Company applied for an exception to the Nasdaq listing requirements which was granted on March 12, 2002. A temporary exception was given until April 22, 2002. It was conditioned on the Company filing a proxy statement with the SEC by March 15, 2002, which provides our shareholders the opportunity to approve the acquisition of P2i, as well as certain other conditions. Due to a delay in the receipt of audited financials for P2i, the Company was unable to meet the deadline. Subsequently, the Company's securities were delisted from Nasdaq. The Company's securities now trade on the OTC Bulletin Board.

     In March 2002, the Company entered into an agreement with Andrew, Alexander, Wise and Company to act as a placement agent for the sale of convertible notes aggregating at least $300,000. The notes are secured by certain assets of the Company and accrue interest at 10% per annum. P2i has agreed to pay all the costs and obligations incurred with this financing. The funding was completed during March 2002 and Andrew, Alexander, Wise & Co., Inc. was paid a 10% commission and a 3% non-accountable expense.

     On May 1, 2002, the Company entered into a conditional agreement to sell the assets of the Fresno-based ISP business to Brand X Networks. Brand X Networks is a privately held California-based company whose principal shareholders were former employees of the Company. The Company agreed to lay off the remaining employees based in Fresno on April 30th. Most terminated employees were then hired by Brand X. Brand X will operate the ISP business for a period of 60 days during which time they will attempt to raise sufficient funds to acquire the assets of the ISP business from the Company. During this period, the Company is free to solicit interest from other buyers for the business, but may not enter into any transactions for the sale of the assets. Additionally, during this time, Brand X will assume financial and operational responsibility for the ISP business. At the end of the 60-day period, if Brand X does not have sufficient funds to purchase the Company's ISP assets, the Company may, at its option, extend the term of the agreement or sell the assets to another buyer.

Part II. Other Information



Item 5. Exhibits and Reports on Form 8-K

     None.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ProtoSource Corporation,



May 13, 2002                               /s/  William Conis
                                           ------------------
                                           William Conis,
                                           Chief Executive Officer/
                                           Principal Accounting Officer