Form 10QSB
period 2002-06-30
PROTOSOURCE CORP
filed 2002-08-14
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                              Washington D.C. 20549


                                   Form 10-QSB
                                   (Mark One)

    [ X ] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                       For the quarter ended June 30, 2002

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

There were 6,533.603 shares of the registrant's common stock, no par value outstanding on June 30, 2002.

                             ProtoSource Corporation
                                      Index

                                                                            Page
                                                                            ----

Part I.  Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheet
                 as of June 30, 2002                                         3

                 Condensed Consolidated Statements of Operations for the
                 three months ended June 30, 2002 and 2001                   5

                 Condensed Consolidated Statements of Operations for the
                 six months ended June 30, 2002 and 2001                     6

                 Condensed Consolidated Statements of Changes in
                 Stockholders' Equity for the six months ended
                 June 30, 2002 and 2001                                      7

                 Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 30, 2002 and 2001             8

                 Notes to Condensed Consolidated Financial Statements       10

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        13

Part II. Other Information

                 Other Information                                          19


                 Signatures                                                 19


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

                             ProtoSource Corporation
                      Condensed Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

                                     Assets

Current assets:
   Cash and cash equivalents                                        $    44,514
   Marketable securities                                                114,287
   Notes receivable                                                     689,400
   Prepaid expenses and other                                            15,348
   Assets held for sale                                                 178,115
                                                                    -----------

     Total current assets                                             1,041,664
                                                                    -----------

Property and equipment, at cost:
   Equipment                                                             61,095
                                                                    -----------
                                                                         61,095
   Less accumulated depreciation and amortization                        (8,728)
                                                                    -----------

     Net property and equipment                                          52,367
                                                                    -----------


Other assets:
   Investment in corporation                                            226,000
   Debt issuance costs, net of amortization $138,290                    631,778
   Deposits                                                                 500
                                                                    -----------

     Total other assets                                                 858,278
                                                                    -----------


     Total assets                                                   $ 1,952,309
                                                                    ===========


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
                      Condensed Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                $     92,162
   Accrued expenses                                                      13,469
   Notes payable                                                        750,000
   Current portion of long-term debt                                     10,211
   Liabilities to be assumed upon sale                                  155,332
                                                                   ------------

     Total current liabilities                                        1,021,174
                                                                   ------------


Long-term debt, net of current portion above:
   Obligations under capital leases                                      60,897
   Less current portion above                                           (10,211)
                                                                   ------------

     Total long-term debt                                                50,686
                                                                   ------------

Commitments and contingencies                                              --

Stockholders' equity:
  Preferred stock, no par value; 5,000,000
    shares authorized, none issued
    and outstanding                                                        --
  Common stock, no par value; 10,000,000
    shares authorized, 6,533,603 shares
    issued and outstanding                                           25,249,293
  Additional paid in capital                                            906,452
  Accumulated other compressive income (loss)                          (202,711)
  Accumulated deficit                                               (25,072,585)
                                                                   ------------

     Total stockholders' equity                                         880,449
                                                                   ------------

     Total liabilities and stockholders' equity                    $  1,952,309
                                                                   ============


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                                    ProtoSource Corporation
                        Condensed Consolidated Statements of Operations
                                         (Unaudited)

                                                                   Three months ended June 30,
                                                                   ---------------------------
                                                                      2002            2001
                                                                   -----------    -----------

Net revenues                                                       $      --      $      --
                                                                   -----------    -----------

Operating expenses:
   Sales and marketing                                                    --           39,008
   General and administrative                                          113,029        126,198
   Depreciation and amortization                                         2,182           --
   Impairment of investment                                               --          404,000
                                                                   -----------    -----------


Total operating expenses                                               115,211        569,206
                                                                   -----------    -----------

Operating loss                                                        (115,211)      (569,206)
                                                                   -----------    -----------

Other income (expense):
   Interest and other income                                             2,892           --
   Interest expense                                                   (352,487)        (3,140)
   Loss on sale of marketable securities                               (29,876)          --
                                                                   -----------    -----------

Total other income (expense)                                          (379,471)        (3,140)
                                                                   -----------    -----------

Loss before provision for income taxes                                (494,682)      (572,346)

Provision for income taxes                                                --             --
                                                                   -----------    -----------

Net Loss From Continuing Operations                                   (494,682)      (572,346)
                                                                   -----------    -----------

Discontinued Operations:
   Gain (loss) from discontinued operations of ISP Division             15,397        (44,493)
   Gain (loss) from discontinued operations of Suncoast Division          --         (455,985)
   Gain (loss) on disposal of Suncoast Division                           --       (6,786,621)
                                                                   -----------    -----------

Total gain (loss) from discontinued operations                          15,397     (7,287,099)
                                                                   -----------    -----------

Net Loss                                                           $  (479,285)   $(7,859,445)
                                                                   ===========    ===========

Net Income (Loss) Per Basic and Diluted
   Share of Common Stock:
           Continuing operations                                   $      (.08)   $      (.12)
           Discontinued operations                                        --            (1.47)
                                                                   -----------    -----------

           Net Loss                                                $      (.08)   $     (1.59)
                                                                   ===========    ===========


 Weighted Average Number of Basic and Diluted
 Common Shares Outstanding                                           6,094,042      4,950,190


                          The accompanying notes are an integral part
               of these unaudited condensed consolidated financial statements.



                                   ProtoSource Corporation
                       Condensed Consolidated Statements of Operations
                                         (Unaudited)

                                                                   Six months ended June 30,
                                                                   --------------------------
                                                                      2002            2001
                                                                   -----------    -----------

Net revenues                                                       $      --      $      --
                                                                   -----------    -----------

Operating expenses:
   Sales and marketing                                                   1,854         89,884
   General and administrative                                          299,685        323,034
   Depreciation and amortization                                         4,364           --
   Impairment of investment                                               --          404,000
                                                                   -----------    -----------


Total operating expenses                                               305,903        816,918
                                                                   -----------    -----------

Operating loss                                                        (305,903)      (816,918)
                                                                   -----------    -----------

Other income (expense):
   Interest and other income                                             2,892           --
   Interest expense                                                   (627,777)      (878,089)
   Loss on sale of marketable securities                               (94,896)          --
                                                                   -----------    -----------

Total other income (expense)                                          (719,781)      (878,089)
                                                                   -----------    -----------

Loss before provision for income taxes                              (1,025,684)    (1,695,007)

Provision for income taxes                                                --             --
                                                                   -----------    -----------

Net Loss From Continuing Operations                                 (1,025,684)    (1,695,007)
                                                                   -----------    -----------

Discontinued Operations:
   Gain (loss) from discontinued operations of ISP Division            (33,829)      (179,779)
   Gain (loss) from discontinued operations of Suncoast Division          --         (984,098)
   Gain (loss) on disposal of Suncoast Division                           --       (6,786,621)
                                                                   -----------    -----------
Total gain (loss) from discontinued operations                         (33,829)    (7,950,498)
                                                                   -----------    -----------

Net Loss                                                           $(1,059,513)   $(9,645,505)
                                                                   ===========    ===========

Net Income (Loss) Per Basic and Diluted
   Share of Common Stock:
           Continuing operations                                   $      (.17)   $      (.40)
           Discontinued operations                                        (.01)         (1.84)
                                                                   -----------    -----------

           Net Loss                                                $      (.18)   $     (2.24)
                                                                   ===========    ===========


 Weighted Average Number of Basic and Diluted
 Common Shares Outstanding                                           5,926,972      4,315,338


                         The accompanying notes are an integral part
              of these unaudited condensed consolidated financial statements.


                                              PROTOSOURCE CORPORATION AND SUBSIDIARY
                                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                                       STOCKHOLDERS' EQUITY
                                          FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                         Current                        Accumulated
                                                  Common stock           Additional       Years                            Other
                                          ---------------------------      Paid In     Comprehensive   Accumulated     Comprehensive
                                             Shares         Amount         Capital     Income (Loss)     Deficit       Income (loss)
                                          ------------   ------------   ------------   ------------    ------------    ------------

Six months ended June 30, 2002:

Balance at December 31, 2001                 5,671,103   $ 24,554,293   $    392,745                   $(24,013,072)   $   (161,637)

Issuance of common stock in
  connection with financing                    862,500        695,000           --                             --              --

Beneficial conversion feature of
   convertible notes                              --             --          471,388                           --              --

Warrants issued in connection
   with financing                                 --             --           42,319                           --              --

Other comprehensive income (loss),
  net of tax:
  Unrealized (loss) on marketable
     securities                                   --             --             --     $   (135,970)           --          (135,970)
   Reclassification adjustment for
       losses included in net loss                --             --             --           94,896            --            94,896

Net loss                                          --             --             --       (1,059,513)     (1,059,513)           --
                                                                                       ------------

Total Comprehensive Income (Loss)                 --             --             --     $ (1,100,587)           --              --
                                          ------------   ------------   ------------   ============    ------------    ------------

Balance June 30, 2002                        6,533,603   $ 25,249,293   $    906,452                   $(25,072,585)   $   (202,711)
                                          ============   ============   ============                   ============    ============

Six months ended June 30, 2001:

Balance at December 31, 2000                 3,551,636   $ 21,168,125   $    221,325                   $(13,262,972)   $       --

Issuance of common stock in
 connection with financing                      50,050        175,000           --                             --              --

Issuance of common stock in
  public offering (net of
  offering costs of $800,255)                1,600,000      2,799,745           --                             --              --

Issuance of common stock
  for payment of liabilities                   214,915        289,490           --                             --              --

Issuance of common stock
   for payment of notes payable                 75,502        102,683           --                             --              --

Other comprehensive income (loss),
   net of tax:
Net Loss                                          --             --             --     $ (9,645,505)     (9,645,505)           --
                                                                                       ------------
Total Comprehensive Income (Loss)                 --             --             --     $ (9,645,505)           --              --
                                          ------------   ------------   ------------   ============    ------------    ------------

Balance June 30, 2001                        5,492,103   $ 24,535,043   $    221,325                   $(22,908,477)           --
                                          ============   ============   ============                   ============    ============

                                            The accompanying notes are an integral part
                                  of these unaudited condensed consolidated financial statements.


                                    ProtoSource Corporation
                        Condensed Consolidated Statements of Cash Flows
                                          (Unaudited)
                                                                    Six months ended June 30,
                                                                    --------------------------
                                                                       2002            2001
                                                                    -----------    -----------
Cash flows from operating activities:
   Net loss                                                         $(1,059,513)   $(9,645,505)
   Adjustments to reconcile net loss to net cash
    (used) by operating activities:
   Depreciation and amortization                                         18,606      1,608,463
   Impairment of assets held for sale                                      --        6,776,584
   Impairment of investment                                                --          404,000
   Loss on sale of marketable securities                                 94,896           --
   Provision for bad debts                                                2,950        (22,996)
   Amortization of debt issuance costs                                  138,290           --
   Amortization of beneficial conversion feature of notes payable       471,388           --
   Issuance of common stock for services                                   --           35,670
   Changes in operating assets and liabilities:
      Accounts receivable                                                (5,696)        32,688
      Inventories                                                          --          216,150
      Prepaid expenses and other assets                                  35,866         14,785
      Assets and liabilities held for sale                               (2,243)       (12,781)
      Accounts payable                                                   19,139       (466,107)
      Customer deposits                                                    --             --
      Accrued expenses                                                  (22,720)      (163,223)
      Deferred revenue                                                   (4,000)        (4,103)
                                                                    -----------    -----------

    Net cash (used) by operating activities                            (313,037)    (1,226,375)
                                                                    -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                      --          (67,355)
   Increase in note receivable                                         (639,400)       (24,447)
   Deposits                                                                (500)          --
   Deferred costs of sale                                               (10,000)          --
   Employee receivable                                                     --           12,815
   Sale of investments                                                  197,354           --
                                                                    -----------    -----------

   Net cash (used) by investing activities                             (452,546)       (78,987)
                                                                    -----------    -----------

Cash flows from financing activities:
   Proceeds from borrowing                                              750,000        295,317
   Payments on notes payable                                            (25,419)    (1,889,894)
   Offering costs incurred                                                 --         (666,653)
   Debt issuance costs incurred                                         (32,749)       (22,750)
   Issuance of common stock                                                --        3,600,000
                                                                    -----------    -----------

   Net cash provided by financing activities                            691,832      1,316,020
                                                                    -----------    -----------

   Net increase (decrease) in cash and cash equivalents                 (73,751)        10,658

   Cash and cash equivalents at beginning of period                     118,265         97,983
                                                                    -----------    -----------

   Cash and cash equivalents at end of period                       $    44,514    $   108,641
                                                                    ===========    ===========

                          The accompanying notes are an integral part
                of these unaudited condensed consolidated financial statements.



                             ProtoSource Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Six months ended June 30,
                                                         -------------------------
                                                             2002         2001
                                                             ----         ----


Supplemental Disclosure of Cash Flow information:
   Cash paid during the period for:
         Interest                                          $ 18,877     $ 28,820
         Income taxes                                          --           --

Supplemental Disclosure of Noncash
   Investing and Financing Activities:
   Issuance of common stock in connection
     with financing                                        $695,000     $277,683
   Issuance of common stock for services                       --        289,490
   Unrealized loss on marketable securities                  41,074         --
   Warrants issued in connection
       with financing                                        42,319         --












                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                        9

                             ProtoSource Corporation
              Notes to Condensed Consolidated Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2002 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2002. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission.

Net Income (Loss) Per Basic and Diluted Share of Common Stock

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

The basic and diluted earnings per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be antidilutive. Options and warrants to purchase 3,513,500 and 3,048,378 shares of common stock at June 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive.

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

Summary of operating
results of                  Three Months Ended            Six Months Ended
discontinued operation:          June 30,                      June 30,
                         -------------------------    -------------------------
                            2002           2001          2002           2001
                         -----------   -----------    -----------   -----------

Net revenues             $      --     $    67,691    $      --     $   120,624

Operating expenses              --         522,084           --       1,103,098
                         -----------   -----------    -----------   -----------

Operating (loss)                --        (454,393)          --        (982,474)
Other income (expense)          --          (1,592)          --          (1,624)
                         -----------   -----------    -----------   -----------

Net (loss)               $      --     $  (455,985)   $      --     $  (984,098)
                         ===========   ===========    ===========   ===========


Sale of the ISP Division

An agreement and plan of merger was executed on May 1, 2002 and amended on June 29, 2002 to sell the ISP Division to Brand X Networks. As of May 1, 2002 Brand X assumed operating and fiscal responsibility for the ISP Division. The sales price of the ISP Division is $632,000 to be paid as follows; $200,000 at closing and a note for $432,000 payable in 48 monthly payments of $9,000 per month. The results of ProtoSource's operations for all periods presented have been restated for the discontinued operations of the ISP Division.

Summary of operating
results of                       Three Months Ended         Six Months Ended
discontinued operation:               June 30,                   June 30,
                               ----------------------    ----------------------
                                 2002          2001        2002          2001
                               ---------    ---------    ---------    ---------

Net revenues                   $ 110,782    $ 383,425    $ 453,177    $ 786,483

Operating expenses                90,175      431,224      486,270      970,237
                               ---------    ---------    ---------    ---------

Operating gain (loss)             20,607      (47,799)     (33,093)    (183,754)
Other income(expense)             (5,210)       3,306         (736)       3,975
                               ---------    ---------    ---------    ---------

Net (Loss)                     $  15,397    $ (44,493)   $ (33,829)   $(179,779)
                               =========    =========    =========    =========


Proposed Acquisition

In December 2001, the Company signed a term sheet with P2i, Inc. ("P2i") to acquire 100% of P2i's outstanding common stock for 22,768,412 shares of the Company's common stock in a tax-free exchange. In connection with the term sheet, the Company loaned P2i $50,000 in 2001 and an additional $639,400 through June 2002. The loans to P2i are in the form of a demand note, which in the event the merger is not completed will be due on demand. At the time of signing the term sheet an officer and major shareholder of P2i was appointed as a director of the Company.

The shares of common stock to be issued to P2i has subsequently been revised to 20,148,745 shares which will result in an ownership of 80% by the stockholders of P2i and 20% by the current stockholders of the Company. After the acquisition of P2i is completed, the Board of Directors of the Company will consist of two current officers and stockholders of P2i, two independent directors to be appointed by P2i, and one director which will be appointed by the Company's and P2i's Investment Banker. The acquisition of P2i by the Company will be accounted for by the purchase method of accounting as a reverse acquisition. For accounting purposes, P2i is considered to be the acquirer and the Company is the acquiree. The Company and P2i both used the same Investment Banker to represent them in the transaction and each will pay the Investment Banker a fee based on the value of the transaction using a pre-set formula. The investment banking fees to be paid are $406,844 by the Company and $413,422 by P2i. The amounts paid to the Investment Banker will be paid through the issuance of common stock, which is restricted for a three year period, based on an agreed upon value of $.50 per share at the time of signing the term sheet, or 813,688 shares for the Company and 826,844 shares for P2i. The shares to be issued for P2i's investment banking fees will be subtracted from the shares to be issued to the P2i stockholders for the acquisition.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended June 30, 2002 vs. Three Months ended June 30, 2001

The following discussion includes activity from the ISP Division for the month of April. The ISP Division is reflected as discontinued operation in the statements of operations (see notes to financial statements)

     Net Revenues. For the three months ended June 30, 2002, net revenues from $110,782 versus $383,425 in the same period of the prior year. The decrease in revenues is attributable to two factors. Under the terms of a conditional agreement entered into on May 1, 2002, the ISP and web development assets of the company were operated by Brand X Networks in May and June 2002. During these two months Brand X received the revenue and expenses of the ISP Division. The Company received the revenue and expenses in the month of April 2002. Notwithstanding, a decrease in our dial-up Internet access business and our web design and development business resulted in decreasing revenues in the month of April 2002 compared to April 2001.

     Operating Expenses. For the three months ended June 30, 2002, operating expenses were $205,386 versus $1,000,430 in the same period of the prior year. The decrease of $795,044 is attributed primarily to the transfer of assets to Brand X, as described above, and in the prior year there was an investment impairment totaling $404,000. The agreement with Brand X has been extended until September 1, 2002.

     Interest Expense. Interest expense totaled $357,700 for the quarter ending June 30, 2002 versus interest expense of $1,954 in 2001 and is expected to increase as additional convertible notes are issued to fund the operations of P2i.

     Discontinued Operations. For the three months ended June 30, 2002, under the terms of the Brand X agreement, although the ISP and web development assets are operated by brand X Networks, they have not been disposed of. The operations are reflected as discontinued operations in the statements of operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six Months ended June 30, 2002 vs. Six Months ended June 30, 2001

The following discussion includes activity from the ISP Division for the months of January through April 2002. The ISP Division is reflected as a discontinued operation in the statements of operations (see notes to financial statements)

     Net Revenues. For the six months ended June 30, 2002, net revenues were $453,177 versus $786,483 in the same period of the prior year. The decrease in revenues is attributable to two factors. Under the terms of a conditional agreement entered into on May 1, 2002, the ISP and web development assets of the company were operated by Brand X Networks in May and June 2002. During these two months Brand X received the revenue and expenses of the ISP Division. The Company received the revenue and expenses in the months of January through April 2002. Notwithstanding, a decrease in our dial-up Internet access business and our web design and development business resulted in decreasing revenues in the month of April 2002 compared to April 2001.

     Operating Expenses. For the six months ended June 30, 2002, operating expenses were $792,173 versus $1,787,156 in the same period of the prior year. The decrease of $994,983 is attributed primarily to the transfer of assets to Brand X, as described above, and in the prior year there was an investment impairment totaling $404,000. The agreement with Brand X has been extended until September 1, 2002.


     Interest Expense. Interest expense totaled $628,554 for the six months ending June 30, 2002 versus interest expense of $878,089 in 2001 and is expected to increase as additional convertible notes are issued to fund the operations of P2i.

     Discontinued Operations. For the six months ended June 30, 2002, under the terms of the Brand X agreement, although the ISP and web development assets are operated by Brand X Networks, they have not been disposed of. In the prior year, during the same period, the Company had a loss from discontinued operations of $984,098 and a loss on disposal of our Suncoast Division of $6,786,621.

Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Liquidity and Capital Resources

For the six months ended June 30, 2002, the Company used $270,718 of cash for operating activities. The Company has working capital of $20,490 at June 30, 2002, which is a decrease of $371,883 from December 31, 2001. As of June 30, 2002, the Company had $44,514 in cash and cash equivalents and total liabilities of $1,071,860.

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

     On December 14, 2001, after exploring numerous alternatives, the Company entered into a term sheet to acquire P2i for 22,768,412 shares of our common stock. Under the obligations of this term sheet, the Company loaned P2i $50,000 in December and an additional $639,400 during the first six months of this year. The loans are in the form of a demand note and will be due on demand if the merger is not completed. Completion of the merger is subject to the approval of the shareholders of both companies.

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

     On May 1, 2002, the Company entered into a conditional agreement to sell the assets of the Fresno-based ISP business to Brand X Networks. Brand X Networks is a privately held California-based company whose principal shareholders were former employees of the Company. The Company agreed to lay off the remaining employees based in Fresno on April 30th. Most terminated employees were then hired by Brand X. Brand X will operate the ISP business for a period of 60 days during which time they will attempt to raise sufficient funds to acquire the assets of the ISP business from the Company. During this period, the Company is free to solicit interest from other buyers for the business, but may not enter into any transactions for the sale of the assets. Additionally, during this time, Brand X will assume financial and operational responsibility for the ISP business. At the end of the 60-day period, if Brand X does not have sufficient funds to purchase the Company's ISP assets, the Company may, at its option, extend the term of the agreement or sell the assets to another buyer. On July 1, 2002, the Company granted a 60-day extension to Brand X to purchase the assets of the Fresno-based ISP business. The Company is in negotiations with Brand X to finalize the terms of a sale and received a Good Faith payment of $9,000.

In July 2002, the Company executed its merger agreement with P2i. Concurrently the Company's CEO, Mr. William Conis resigned his position as both CEO and a Director. Mr. Peter Wardle, CEO of P2i and a Protosource Director became CEO of the Company. Mr. Wardle is currently both CEO of Protosource and P2i even though the closing on the P2i acquisition has not occurred. This inherent conflict of interest will remain until the closing of the P2i acquisition takes place.

In May 2002, the Company entered into an agreement with Andrew, Alexander, Wise and Company to act as a placement agent for the sale of convertible notes aggregating at least $1,000,000. The notes are secured by stock in P2i and accrue interest at 10% per annum. The Company pays the cost and obligations of the first $200,000 incurred with this financing and P2i has agreed to pay all remaining costs and obligations. Through August 6, 2002 $550,000 in funding has been completed and Andrew, Alexander, Wise & Co., Inc. was paid a 10% commission and a 3% non-accountable expense.

On July 1, 2001 an agreement was entered into with Dauphin Technology, Inc. where Dauphin Technology, Inc. is to pay the two leases guaranteed by Protosource for leased equipment located at Suncoast Automation's locations. Currently, payments are in default as of June 2002.

Critical Accounting Policies and Estimates

ProtoSource's consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles and rules prescribed by the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

ProtoSource continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Asset impairment. All long-lived assets, including goodwill and other intangible assets are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Considerable judgment by management is necessary to estimate discounted future cash flows. Assumptions used in these cash flows are consistent with internal forecasts.

Accounting for income taxes. Significant judgment by management is required in developing ProtoSource's provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. ProtoSource has recorded a valuation allowance for the entire amount of the deferred tax assets as of December 31, 2001 and June 30, 2002 based on management's belief that operating income will not be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if ProtoSource's historical trend of operating losses changes, ProtoSource may be required to reduce the valuation allowance on deferred tax assets, which could have a material effect on ProtoSource's consolidated financial condition and results of operations.

Part II. Other Information



Item 5.  Exhibits and Reports on Form 8-K

         Exhibit No.   Title
         -----------   -----

            99.1       Certification Pursuant to 18 U. S. C. Section 1350






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ProtoSource Corporation,



August 14, 2002                            /s/ Peter A.Wardle
                                           ------------------
                                           Peter A.Wardle,
                                           Chief Executive Officer/
                                           Principal Accounting Officer