Form 10QSB
period 2002-09-30
PROTOSOURCE CORP
filed 2002-11-14
CIK 932772

UNITED STATES SECURITIES AND EXCHANGES COMMISSION
                              Washington D.C. 20549


                                   Form 10-QSB
                                   (Mark One)

    [ X ] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                    For the quarter ended September 30, 2002

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

There were 6,704,116 shares of the registrant's common stock, no par value outstanding on September 30, 2002.

                             ProtoSource Corporation
                                      Index

                                                                            Page
                                                                            ----

Part I   Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet
                  as of September 30, 2002                                    3

                  Condensed Consolidated Statements of Operations for the
                  three months ended September 30, 2002 and 2001              5

                  Condensed Consolidated Statements of Operations for the
                  nine months ended September 30, 2002 and 2001               6

                  Condensed Consolidated Statements of Changes in
                  Stockholders' Equity for the nine months ended
                  September 30, 2002 and 2001                                 7

                  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2002 and 2001       8

                  Notes to Condensed Consolidated Financial Statements       10

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       14

          Item 3.  Controls and Procedures                                   19

Part II. Other Information

                  Other Information                                          20

                  Signatures                                                 20

                  Certifications                                             21


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

                             ProtoSource Corporation
                      Condensed Consolidated Balance Sheet
                               September 30, 2002
                                   (Unaudited)

                                     Assets

Current assets:
   Cash and cash equivalents                                        $    18,708
   Marketable securities                                                 30,290
   Notes receivable                                                     829,400
   Prepaid expenses and other                                            12,151
   Assets held for sale                                                 178,115
                                                                    -----------
     Total current assets                                             1,068,664
                                                                    -----------

Property and equipment, at cost:
   Equipment                                                             61,095
                                                                    -----------
                                                                         61,095
   Less accumulated depreciation and amortization                       (10,910)
                                                                    -----------

     Net property and equipment                                          50,185
                                                                    -----------


Other assets:
   Investment in corporation                                            226,000
   Debt issuance costs, net of amortization $352,040                    533,739
   Deposits                                                                 500
                                                                    -----------

     Total other assets                                                 760,239
                                                                    -----------


     Total assets                                                   $ 1,879,088
                                                                    ===========


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             ProtoSource Corporation
                      Condensed Consolidated Balance Sheet
                               September 30, 2002
                                   (Unaudited)

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                $    116,384
   Accrued expenses                                                     290,106
    Notes payable                                                       850,000
   Current portion of long-term debt                                      5,053
    Deferred revenue                                                      9,000
   Liabilities to be assumed upon sale                                  155,332
                                                                   ------------

     Total current liabilities                                        1,425,875
                                                                   ------------


Long-term debt, net of current portion above:
   Obligations under capital leases                                      55,740
   Less current portion above                                            (5,053)
                                                                   ------------

     Total long-term debt                                                50,687
                                                                   ------------

Commitments and contingencies                                              --

Stockholders' equity:
   Preferred stock, no par value; 5,000,000
    shares authorized, none issued
    and outstanding                                                        --
  Common stock, no par value; 10,000,000
    shares authorized, 6,704,116 shares
    issued and outstanding                                           25,360,960
  Additional paid in capital                                          1,010,496
  Accumulated other compressive income (loss)                          (108,878)
  Accumulated deficit                                               (25,860,052)
                                                                   ------------

     Total stockholders' equity                                         402,526
                                                                   ------------

     Total liabilities and stockholders' equity                    $  1,879,088
                                                                   ============






                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                              ProtoSource Corporation
                                 Condensed Consolidated Statements of Operations
                                                    (Unaudited)

                                                                         Three months ended September 30,
                                                                         --------------------------------

                                                                           2002                   2001
                                                                           ----                   ----

Net revenues                                                           $      --              $      --
                                                                       -----------            -----------

Operating expenses:
   Sales and marketing                                                        --                   30,187
   General and administrative                                              336,977                123,993
   Depreciation and amortization                                             2,182                  2,173
                                                                       -----------            -----------

Total operating expenses                                                   339,159                156,353
                                                                       -----------            -----------

Operating loss                                                            (339,159)              (156,353)
                                                                       -----------            -----------

Other income (expense):
   Interest and other income                                                 8,590                   --
   Interest expense                                                       (336,362)                  (391)
   Loss on sale of marketable securities                                  (127,690)                  --
                                                                       -----------            -----------

Total other income (expense)                                              (455,462)                  (391)
                                                                       -----------            -----------

Loss before provision for income taxes                                    (794,621)              (156,744)
                                                                       -----------            -----------


Net Loss From Continuing Operations                                       (794,621)              (156,744)
                                                                       -----------            -----------

Discontinued Operations:
   Gain (loss) from discontinued operations of ISP Division                  7,154                (59,854)
   Gain (loss) from discontinued operations of Suncoast Division              --                    1,792
                                                                       -----------            -----------

Total gain (loss) from discontinued operations                               7,154                (58,062)
                                                                       -----------            -----------

Net Loss                                                               $  (787,467)           $  (214,806)
                                                                       ===========            ===========


Net Income (Loss) Per Basic and Diluted
   Share of Common Stock:
     Continuing operations                                             $      (.12)           $      (.03)
     Discontinued operations                                                  --                      (01)
                                                                       -----------            -----------

     Net Loss                                                          $      (.12)           $      (.04)
                                                                       ===========            ===========

 Weighted Average Number of Basic and Diluted
 Common Shares Outstanding                                               6,650,604              5,492,103


                                The accompanying notes are an integral part of
                      these unaudited condensed consolidated financial statements.



                             ProtoSource Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                         Nine months ended September 30,
                                                                         -------------------------------

                                                                            2002                   2001
                                                                            ----                   ----

Net revenues                                                            $      --              $     --
                                                                        -----------            -----------

Operating expenses:
   Sales and marketing                                                        1,854                120,071
   General and administrative                                               636,662                447,026
   Depreciation and amortization                                              6,546                  2,174
   Impairment of investment                                                    --                  404,000
                                                                        -----------            -----------

Total operating expenses                                                    645,062                973,271
                                                                        -----------            -----------

Operating loss                                                             (645,062)              (973,271)
                                                                        -----------            -----------

Other income (expense):
   Interest and other income                                                 11,482                   --
   Interest expense                                                        (964,139)              (878,481)
   Loss on sale of marketable securities                                   (222,586)                  --
                                                                        -----------            -----------

Total other income (expense)                                             (1,175,243)              (878,481)
                                                                        -----------            -----------

Loss before provision for income taxes                                   (1,820,305)            (1,851,752)

Provision for income taxes                                                     --                     --
                                                                        -----------            -----------

Net Loss From Continuing Operations                                      (1,820,305)            (1,851,752)
                                                                        -----------            -----------

Discontinued Operations:
   Gain (loss) from discontinued operations of ISP Division                 (26,675)              (239,633)
   Gain (loss) from discontinued operations of Suncoast Division               --                 (982,306)
   Gain (loss) on disposal of Suncoast Division                                --               (6,786,621)
                                                                        -----------            -----------

Total gain (loss) from discontinued operations                              (26,675)            (8,008,560)
                                                                        -----------            -----------

Net Loss                                                                $(1,846,980)           $(9,860,312)
                                                                        ===========            ===========

Net Income (Loss) Per Basic and Diluted
   Share of Common Stock:
      Continuing operations                                             $      (.30)           $      (.39)
      Discontinued operations                                                  --                    (1.70)
                                                                        -----------            -----------


      Net Loss                                                          $      (.30)           $     (2.09)
                                                                        ===========            ===========


 Weighted Average Number of Basic and Diluted
 Common Shares Outstanding                                                6,170,834              4,711,905


                                The accompanying notes are an integral part of
                       these unaudited condensed consolidated financial statements.





                                                PROTOSOURCE CORPORATION AND SUBSIDIARY
                            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                       Current
             Accumulated
                                                 Common stock           Additional
Years                             Other
                                            ---------------------        Paid In     Comprehensive
Accumulated     Comprehensive
                                            Shares         Amount        Capital     Income (Loss)
Deficit       Income (loss)
                                            ------         ------        -------     -------------
-------       -------------

Nine months ended September 30, 2002:

Balance at December 31, 2001               5,671,103    $ 24,554,293   $    392,745
$(24,013,072)   $   (161,637)

Issuance of common stock in
  connection with financing                1,033,013         806,667           --
--              --

Beneficial conversion feature of
   convertible notes                            --              --          571,388
--              --

Warrants issued in connection
   with financing                               --              --           46,363
--              --

Other comprehensive income (loss),
  net of tax:
  Unrealized (loss) on marketable
     securities                                 --              --             --      $   (169,827)
--          (169,827)
   Reclassification adjustment for
     losses included in net loss                --              --             --           222,586
--           222,586

Net loss                                        --              --             --        (1,846,980)
(1,846,980)           --
                                                                                       ------------

Total Comprehensive Income (Loss)               --              --             --      $ (1,794,221)
--              --
                                        ------------   ------------    ------------    ============
------------    ------------

Balance September 30, 2002                 6,704,116    $ 25,360,960   $  1,010,496
$(25,860,052)   $   (108,878)
                                        ============    ============   ============
============    ============

Nine months ended September 30, 2001:

Balance at December 31, 2000               3,551,636    $ 21,168,125   $    221,325
$(13,262,972)   $       --

Issuance of common stock in
 connection with financing                    50,050         175,000           --
--              --

Issuance of common stock in
  public offering (net of
  offering costs of $800,255)              1,600,000       2,799,745           --
--              --

Issuance of common stock
  for payment of liabilities                 214,915         289,490           --
--              --

Issuance of common stock
   for payment of notes payable               75,502         102,683           --
--              --

Other comprehensive income
  (loss), net of tax:                                                                  $   (349,323)
--         (349,323)
Unrealized (loss) on marketable
 securities                                     --              --             --        (9,860,312)
(9,860,312)           --
                                                                                       ------------

Total Comprehensive Income (loss)               --              --             --      $(10,209,635)
--              --
                                        ------------    ------------   ------------    ============
------------    ------------

Balance September 30, 2001                 5,492,103    $ 24,535,043   $    221,325
$(23,123,284)       (349,323)
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




                                              ProtoSource Corporation
                                   Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                                             Nine months ended September 30,
                                                                             -------------------------------

                                                                               2002                  2001
                                                                              ----                  ----

Cash flows from operating activities:
   Net loss                                                                $(1,846,980)           $(9,860,312)
   Adjustments to reconcile net loss to net cash
    (used) by operating activities:
   Depreciation and amortization                                                20,788              1,667,604
   Impairment of assets held for sale                                             --                6,786,821
   Impairment of investment                                                       --                  404,000
   Loss on sale of marketable securities                                       222,586                   --
   Provision for bad debts                                                       2,950                (19,344)
   Amortization of debt issuance costs                                         352,040                   --
   Amortization of beneficial conversion feature of notes payable              571,388                   --
   Issuance of common stock for services                                          --                   35,670
   Changes in operating assets and liabilities:
      Accounts receivable                                                       (5,696)                64,052
      Inventories                                                                 --                  216,150
      Prepaid expenses and other assets                                         39,063                 64,156
      Assets and liabilities held for sale                                      (2,243)                  --
      Accounts payable                                                          43,361               (419,574)
      Customer deposits                                                           --                    5,000
      Accrued expenses                                                         253,916               (199,781)
      Deferred revenue                                                          (4,000)               (25,840)
                                                                           -----------            -----------

   Net cash (used) by operating activities                                    (352,827)            (1,281,398)
                                                                           -----------            -----------

Cash flows from investing activities:
   Purchase of property and equipment                                             --                  (68,142)
   Increase in note receivable                                                (770,400)                  (100)
   Deposits                                                                       (500)                 3,683
   Deferred costs of sale                                                      (10,000)                  --
   Employee receivable                                                            --                    9,815
   Cost of sale of Suncoast Automation                                            --                  (10,237)
   Sale of investments                                                         247,496                   --
                                                                           -----------            -----------

   Net cash (used) by investing activities                                    (533,404)               (64,981)
                                                                           -----------            -----------

Cash flows from financing activities:
   Proceeds from borrowing                                                     850,000                295,317
   Payments on notes payable                                                   (30,577)            (1,920,597)
   Offering costs incurred                                                        --                 (666,653)
   Debt issuance costs incurred                                                (32,749)               (22,750)
   Issuance of common stock                                                       --                3,600,000
                                                                           -----------            -----------

   Net cash provided by financing activities                                   786,674              1,285,317
                                                                           -----------            -----------

   Net increase (decrease) in cash and cash equivalents                        (99,557)               (61,062)

   Cash and cash equivalents at beginning of period                            118,265                 97,983
                                                                           -----------            -----------

   Cash and cash equivalents at end of period                              $    18,708            $    36,921
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




                                    ProtoSource Corporation
                       Condensed Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                              Nine months ended September 30,
                                                              -------------------------------

                                                                2002                     2001
                                                                ----                     ----

Supplemental Disclosure of Cash Flow information:
   Cash paid during the period for:
         Interest                                            $  41,571                $  33,900
         Income taxes                                             --                       --

Supplemental Disclosure of Noncash
   Investing and Financing Activities:
   Issuance of common stock in connection
     with financing                                          $ 806,667                $ 277,683
   Issuance of common stock for services                          --                    289,490
   Unrealized loss on marketable securities                    (52,759)                    --
   Warrants issued in connection
     with financing                                             46,363                     --



















                             The accompanying notes are an integral part of
                    these unaudited condensed consolidated financial statements.

                                                 9

                             ProtoSource Corporation
              Notes to Condensed Consolidated Financial Statements


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2002. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission.

Net Income (Loss) Per Basic and Diluted Share of Common Stock

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

The basic and diluted earnings per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be antidilutive. Options and warrants to purchase 3,523,500 and 3,048,378 shares of common stock at September 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be antidilutive=