Form 10KSB
period 2002-12-31
PROTOSOURCE CORP
filed 2003-04-15
CIK 932772

U.S. SECURITIES and EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   FORM 10-KSB

  {X} Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2002

     { } Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

       For the transition period from                to
                                      ---------------   ---------------

                          Commission File No. 33-86242

                             PROTOSOURCE CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)



                California                              77-0190772
      ------------------------------               --------------------
     (State or other jurisdiction of              (I .R. S. Employer
      incorporation or organization)              Identification Number)

     One Bethlehem Plaza, 4th Floor
        Bethlehem, Pennsylvania                            18018
 --------------------------------------                   --------
(Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number: (610) 332-2893

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

As of December 31, 2002, 7,489,829 shares of the Registrant's no par value Common Stock were outstanding. As of December 31, 2002, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $2,459,931 based upon a closing bid price of $0.35 per share of Common Stock on the OTC Bulletin Board.

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

The Registrant's revenues for its most recent fiscal year were $0.

The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the periodic reports filed by ProtoSource Corporation, a California corporation (the "Company"), with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Introduction

Through April 2002, the Company operated psnw.com, a full-service Internet service provider with primary offices in Fresno, California. psnw.com has refocused its strategy to concentrate on providing three types of services to business customers:

1. reselling high-speed Internet access via ADSL/SDSL;
2. Web design, development and hosting services; and
3. outsourced technical support for other ISPs.

On May 1, 2002, the Company entered into a conditional agreement to sell the assets of the psnw.com business to Brand X Networks, Inc. ("Brand X"). Brand X is a privately-held California-based company whose principal shareholders were former employees of the Company. The Company agreed to lay off the remaining employees based in Fresno on April 30th, 2002. Most terminated employees were hired by Brand X. Additionally, Brand X assumed financial and operational responsibility for the ISP business. On April 14, 2003, the Company completed a fifth amendment to the purchase agreement with Brand X pursuant to which the Company has agreed to accept an aggregate payment of $632,000 for the ISP Division, less credits to Brand X of $112,686. Of such amount, $200,000 shall be paid through the provision of services to the Company from Brand X. The balance shall be paid at the rate of approximately $5,171 per month, until completely paid.

New Business Strategy

     Over recent years the Internet has emerged as a vital medium of communication for businesses and consumers. Many companies today are implementing successful sales and marketing strategies that integrate multiple media, of which the Internet and Print Publishing are two essential components. The Company intends to focus on the "Print to Internet" market.

     A key part of this strategy is the acquisition of P2i Newspapers, Inc., headquartered in Bethlehem, Pennsylvania. On February 13, 2003, the Company announced an agreement and plan of merger to acquire all of the outstanding capital stock of P2i Newspaper, Inc., a Delaware corporation ("P2i Newspaper") and a wholly owned subsidiary of P2i, Inc., a Pennsylvania corporation ("P2i"), in exchange for the issuance of up to 19,383,531 shares of ProtoSource common stock (the "Agreement"). The 19,383,531 shares will be reduced by the number of shares equal to the total fees incurred to audit the financial statements of P2i or P2i Newspaper, divided by $0.50 (the "Adjusted Shares"). The P2i Newspaper shareholders shall receive 10 shares of ProtoSource common stock for each $1.00 of gross income (as defined in the Agreement) earned by P2i Newspaper during calendar years 2003-2005, calculated quarterly, up to the total number of Adjusted Shares. The Adjusted Shares shall be subject to a three-year lock-up, which may be released upon the stock price and volume reaching established thresholds. Upon closing of the transaction, ProtoSource will appoint Thomas Butera, President of P2i, as a director of Protosource, and Mr. Butera, together with Peter Wardle, President of ProtoSource, shall have the right to appoint three members to the board of directors of ProtoSource. The closing of this Agreement is subject to approval by the shareholders of ProtoSource and P2i Newspaper, and other customary terms and conditions.

After the acquisition, P2i Newspaper will become a wholly owned subsidiary of the Company. P2i Newspaper is a leader in the conversion of print content into Web content, and its clients include newspapers from the Tribune, McClatchy Copley and Gannett newspaper groups in the US, Northcliffe and Tindle newspaper groups in the UK, as well as many others. In addition to its headquarters in Pennsylvania, P2i Newspaper has a West Coast Sales office and its data conversion center is located in the Multimedia Super Corridor in Kuala Lumpur, Malaysia.
psnw.com Business

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

Business of P2i Newspaper

     Print to Internet: the conversion of existing print content into interactive web content with additional features such as search, mapping and e-commerce. This is P2i's core competency and it delivers technology driven processes to customers in North America and Europe, with the first Asian clients expected to come aboard this year.

     Proven Internet business strategies are now being implemented by newspapers that deliver quantifiable results. P2i has patented processes and proprietary technologies that form the core of viable online business models.

     Today, virtually all printed material is first created electronically, usually using desktop publishing software on Mac and PC systems. Those electronic files are sent to P2i and converted into web content for clients. P2i has a sales force in Europe and the USA selling both direct and via alliances to publishers and retailers. Technical teams and account managers work directly with clients in support of the sales effort. The `sale' is a long-term relationship by nature.

     For newspapers, P2i converts print advertising and editorial into web content, hosted by P2i, but seamlessly integrated into the newspaper website. Once the relationship is established the newspaper feeds P2i data on a daily basis: data is converted overnight and delivered as online content by start-of-business the following day. The newspaper, still the largest local portal, sells the online version of the print content to its advertisers and pays P2i to convert it. The advertiser gets proven, quantifiable reach online, above and beyond the print circulation.

     All newspaper content is converted by P2i's facility in Malaysia.

Industry and Competition
------------------------

E-commerce overview

     For most businesses, the Internet has created a new communication and sales channel that enables companies to interact with large numbers of geographically dispersed consumers and businesses. Traditional businesses are implementing sophisticated web sites to drive customers to brick-and-mortar stores, effect electronic commerce initiatives that offer competitive advantages and mine customer data. These businesses are deploying an expanding variety of Internet-enabled applications, ranging from web site marketing and recruiting programs to on-line customer interaction systems and integrated purchase order and just-in-time inventory solutions for key customers and suppliers. These capabilities require increasingly complex web sites and support operations. In addition, advances in on-line security and payment mechanisms are alleviating concerns associated with conducting transactions in an open-platform environment, thus prompting more consumers and businesses to use the Internet in conjunction with purchases and more businesses to offer a greater breadth of electronic commerce services. Total e-commerce sales for 2001 were estimated at $32.6 billion, an increase of 19.3% from 2000. This is contrasted to total retail sales in 2001, which increased just 3.3% over 2000 (Source: US Census Bureau).

     More importantly, companies today recognize that the Internet is not going to replace other media, nor is it going to replace traditional shopping and purchasing habits. Rather, today, companies are implementing integrated marketing strategies that tie print, TV, Radio and Internet together to generate revenues either via mail order, traditional shopping or e-commerce.

Newspapers

     In 2001, just over $44 billion was spent on newspaper advertising across the 1,500 daily and 6,000 weekly newspapers published in the U.S. (Source:
Market and Business Analysis, Newspaper Association of America). Newspapers have been putting virtually all their classified liner advertising online for several years, using primarily, software solutions that generate the online content from the newspaper's own print content.

     The online publishing of display advertising, run-of-print advertising ("ROP"), special sections and free-standing-inserts ("FSIs") has evolved into an ASP business model whereby newspapers want a technology driven solution with a high level of service and support from their vendor. Much of this content is printed in color, has a high profile within the print publication and is very costly to the advertiser.

     The key driver of demand for these services is the statistical data that now confirms the online readership of newspaper content over and above print circulation. Data from Media Sources indicates that this additional reach is as high as 17%. Since advertising is all about reach and page impressions, achieving an additional reach of 17% by putting a print ad online is of real financial value to an advertiser. Furthermore, the web reporting of ad views and the use of the enhanced online features show that site visitors view the advertising.

     Customers demand a high level of interactivity and enhanced features from online versions of this print advertising. Developing and enabling these solutions requires a substantial financial investment in both R&D and servers, connectivity and processes that is best justified when amortized across many newspapers. Indications are that these costs are deemed prohibitive to individual newspapers, and even newspaper groups, but that they are keen to use an outside resource to deliver these solutions. P2i has proprietary processes and a patent on format and functionality that position us well to acquire a significant share of this market.

     Over the past six months these solutions have become increasingly more sophisticated, evolving into online shopping centers or channels where newspaper site visitors can search and browse across many ads from multiple sources: display classified, ROP, FSIs and special sections.

Competition

     Infosis, a company P2i acquired in September 2000, was the first company to establish a presence in the business space. As the revenue models have proved to be viable, competitors have emerged. Some, such as Harvest and Print2Web have adopted very similar strategies to those of P2i: sell directly to the newspapers and deliver ever increasingly sophisticated solutions. Others, such as WSN and Adexpedia are approaching the retailers directly to convert their FSI content and then act as the distributor of this content to newspapers.

     Companies such as Daily Shopper and Saleshound are also moving into this space. Their original strategy was to aggregate sales content from newspaper inserts and stores, publish it online within a destination site and attract visitors. Their original business models proved uneconomic and many of their competitors closed or merged. They are developing ASP solutions that are retailer focused and view the newspaper as the means to distribute this online content.

     Secondary competition comes from the software companies that have developed ad management systems for newspapers, such as Mactive and PowerOne. Newspapers use their solutions to manage their ad content and they could include modules that would publish the content online. There are certainly many applications that can publish classified liner ads online automatically from the ad management function, but none that can provide the level of sophistication that P2i solutions feature.

     There are many obstacles to newspapers adopting pure software solutions to compete with P2i services. Firstly, ads are created in many different ways, even within a single newspaper. Some are submitted electronically from advertising agencies and design firms. Others are created by the newspaper's own creative departments. Some are in color, some in black and white. FSI's are usually created by agencies or print companies specializing in that field, and the newspaper only receives the printed versions, rarely the electronic versions. The "normalization" of incoming data is a key component of the proprietary processes P2i has developed. Once the content has been processed, the functionality requires the various applications that power those features to be running on the host server. Finally there is a human element to the publishing of this content: every individual ad and page needs to be viewed by an operator to ensure that the multiple images and text boxes that are incorporated in a single newspaper page are matched.

     As difficult as it would be for a newspaper to take the services and solutions that P2i has available in-house using a software solution only, in the years ahead, as the volume of online advertising content increases, more and more newspapers and newspaper groups will look for such a solution. P2i recognizes that it may need to modify its services to meet the newspaper's evolving needs.

     Finally, as volumes have increased and more competitors seek to move into this space, prices drop. Since January 2001, pricing fell as much as 80%. P2i has been able to remain competitive by virtue of the reduced costs of operations in Malaysia and the development of its new technology platform.

ITEM 2. DESCRIPTION OF PROPERTY

The Company has occupied 4,000 sq. ft. of office space at 2300 Tulare Street, Suite 210, Fresno, CA, 93721 under the terms of a five-year lease that expired in May 2002. The lease was extended on a month-to-month basis. Brand X continues to operate the ISP at this address.

The Company also occupies a portion of P2i's office space at One Bethlehem Plaza, Bethlehem, PA 18018. P2i, through its staff and infrastructure, provides the administrative and accounting functions of the Company, as well as such office space. Through December 31, 2002, P2i was not paid for such services. P2i and the Company intend to enter into a services agreement for periods commencing after January 1, 2003. No such agreement exists as of the date hereof


ITEM 3. LEGAL PROCEEDINGS

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock and Class A Warrants traded on The Nasdaq SmallCap Market from May 15, 1998 until March 2002 under the symbols PSCO and PSCOW. Our class B common stock purchase warrants traded on The Nasdaq SmallCap Market from February 14, 2001 until March 2002. Since March 2002, all of our securities have traded on the OTC Bulletin Board. The following table sets forth for the periods indicated the high and low sales price per share of our common stock and our common stock purchase warrants.


For the quarter ended:  Common Stock       Class A Warrants     Class B Warrants
----------------------  ------------       ----------------     ----------------
                        High      Low        High      Low         High    Low
                        ----      ---        ----      ---         ----    ---

March 31, 2000          $7.18    $5.75       $1.68    $1.12        N/A     N/A
June 30, 2000           $6.12    $4.25       $2.25    $0.87        N/A     N/A
September 30, 2000      $6.31    $5.37       $2.12    $1.37        N/A     N/A
December 31, 2000       $5.50    $1.56       $1.75    $0.38        N/A     N/A

March 31, 2001          $3.75    $0.94       $0.81    $0.13        $0.63   $0.22
June 30, 2001           $2.29    $1.20       $0.35    $0.02        $0.26   $0.04
September 30, 2001      $1.74    $1.20       $0.23    $0.06        $0.18   $0.03
December 31, 2001       $1.15    $0.40       $0.11    $0.02        $0.09   $0.02

March 31, 2002          $1.05    $0.80
June 30, 2002           $0.95    $0.65
September 30, 2002      $0.75    $0.35
December 31, 2002       $0.43    $0.35



As of April 10, 2003, there were approximately 1,500 record and beneficial owners.


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The statements contained in this Form 10-KSB are not purely historical statements, but rather include what we believe are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, we believe, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including factors set forth in the following discussion and in the discussions under Risk Factors and Business. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 vs. Year Ended December 31, 2001

Net Revenues

For the year ended December 31, 2002, net revenues were $453,177 versus $1,527,795 for the year ended December 31, 2001. The decrease in revenues is attributable to two factors. Under the terms of a conditional agreement entered on May 1, 2002, the ISP and web development assets of the Company were operated by Brand X Networks. Notwithstanding, a decrease in our dial-up Internet access business and our web design and development business resulted in lower revenues during the four months ended April 30, 2002 compared to the same period in the prior year. The operations of the ISP have been classified as discontinued operations.

Operating Expenses

For the year ended December 31, 2002, operating expenses totaled $833,646 versus $1,280,837 in 2001. During 2001, the Company incurred $283,882 of stock compensation expense which did not recur in 2002. The Company's selling, general and administrative expenses increased by $115,328, principally because of increases in professional fees associated with the restructuring of the Company and increases in officers' and directors' liability insurance. In addition, the Company had impairment charges of $121,000 and $404,000 in 2002 and 2001, respectively, in connection with the Company's investment in P2i. The operations of the ISP have been classified as discontinued operations and the related operating expenses of the ISP have not been included in the aforementioned discussion.

Interest Expense

Interest expense totaled $1,734,346 for the year ended December 31, 2002 versus interest expense of $880,866 in 2001. The increase in interest expense is a result of the convertible notes obtained during 2002 to fund the operations of the Company and P2i pending the merger. A significant component of interest expense includes amortization of debt issuance costs in each year.

Other (Charges)

Other charges included losses on the sale of marketable securities (Dauphin Technology, Inc. common stock) of $272,944 and $128,494 in 2002 and 2001, respectively.

Discontinued Operations

Operations of the ISP division were discontinued under the terms of the Brand X agreement. Although the ISP and web development assets are operated by Brand X Networks, they continue to be carried on the Company's balance sheet since the sale of those assets has not yet been completed. Effective July 1, 2001, the Company sold the assets of the Suncoast Automation subsidiary. In connection with the sale, the Company incurred a loss from discontinued operations of $982,306 and a loss on its disposal of $6,786,621 in 2001.

Liquidity and Capital Resources

For the year ended December 31, 2002, we used cash of $447,473 for operating activities, used net cash of $723,468 in investing activities and were provided net cash of $1,055,347 from financing activities. We had negative working capital of $410,696 at December 31, 2002. As of December 31, 2002, we had $2,671 in cash and $1,735,532 of total liabilities.

On April 30, 1999, we entered into a strategic alliance with Infosis Corp., a privately held corporation and purchased 12.7%, on a non-diluted basis, of its outstanding common stock. We paid an aggregate of $1.8 million for 600,000 shares of Infosis Corp. common stock. At the time of the purchase, the $1.8 million payment represented 51.1% of our available cash. 30,000 of the purchased shares were paid to Andrew, Alexander, Wise & Co., Inc. ("AAWC"), as a finder's fee. After payment of the 30,000 shares of Infosis common stock to AAWC, we owned 570,000 shares of Infosis Corp. common stock. There was no affiliate or related party relationships with Infosis prior to this investment. The strategic alliance pertained to joint marketing and development activities whereby ProtoSource would become the web design and development arm of Infosis Corp. As part of the investment, William Conis, then a Director of ProtoSource, was appointed to the Board of Directors of Infosis Corp. in June 1999. In June 1999, the Board of Directors of Infosis Corp. replaced its CEO and CFO. The new management team changed the direction of Infosis Corp. and did not follow through on the alliance with ProtoSource.

In January, 2000, Infosis Corp. issued ProtoSource 120,000 shares of its common stock as an adjustment to reflect a lower offering price per share in a concluded private placement of its common stock, which brought ProtoSource's holdings of Infosis Corp. to 690,000 shares. The additional shares issued were the result of the anti-dilution provision, which was part of the original investment in Infosis Corp. The receipt of the additional shares from the anti-dilution provision did not result in a change in the cost basis of ProtoSource's original investment in Infosis Corp.

In July, 2000, we purchased an $84,177 convertible promissory note from Infosis Corp. in connection with a bridge financing.

In September, 2000, ProtoSource acquired an aggregate of $329,686 principal amount of Infosis Corp. convertible promissory notes at $0.05 on the dollar for a total acquisition price of $16,484. These convertible promissory notes were then converted into 329,686 shares of preferred stock of Infosis Corp. Concurrent with the acquisition of the Infosis Corp. promissory notes by ProtoSource, Infosis Corp. merged into P21, Inc., a privately held corporation. ProtoSource's investment in Infosis Corp. was increased by the amount that it paid for the promissory notes, which were then converted into preferred stock of Infosis Corp. As a result of this merger, ProtoSource owned 506,225 shares of common stock or approximately 4% of P2i, Inc. As a result of a lack of interest in the strategic alliance by Infosis and the merger between Infosis and P2i, Inc., our original investment into Infosis, which merged into P2i, Inc., has turned into a passive investment. P2i, Inc. is a privately-held company and there can be no assurances that we will realize the full value of this investment if we need to dispose of these assets. In addition, after further review of this investment, although no formal appraisal or valuation report was prepared, as of December 31, 2000, we recorded an impairment expense of $1,271,484 to write down this investment to its estimated market value. The impairment expense was recorded as the difference between $630,000 and the total amount of our investment in Infosis.


On July 17, 2001, P2i acquired all the assets of Twenty Twenty Design & Marketing, Inc. of New York City. As a result of this acquisition, our holdings in P2i were diluted to approximately 2.6% of the resulting entity. Additionally, the post-merger valuation of P2i was set at approximately $8.7 million. Based on this new information, we recorded an additional impairment charge of $404,000 as of June 30, 2001, to write down this investment to fair value. The impairment charge was recorded as the difference between the previous value of this investment ($630,000) and the newly established value ($226,000). A further impairment charge of $121,000 was recorded in 2002.

AAWC acted as placement agent for $1,500,000 of bridge financing completed in May, 2000. The short-term financing was in the form of units containing promissory notes with interest at 10%. In addition, each $25,000 unit consisted of 4,000 shares of common stock. The promissory notes were due and paid at the closing of our February 2001 public offering. AAWC was paid a 10% commission and a 3% non-accountable expense allowance. In connection with this bridge financing, we incurred debt costs of approximately $1,722,500. The unamortized debt issuance costs were expensed as interest when the loans were repaid in February, 2001.

On August 22, 2000, we acquired all the outstanding common stock of Suncoast Automation, Inc. in exchange for 1,303,072 shares of our common stock. Although we did not obtain an independent appraisal of the fair market value of Suncoast, we based our valuation on the cable television industry standard at that time of $5,000 per subscriber. On May 17, 2001, we entered into a Term Sheet to sell the assets of Suncoast Automation to Dauphin Technology, Inc. (DNTK.OB), an Illinois corporation. The sale was concluded effective July 1, 2001. As a result of the sale, we received 766,058 shares of Dauphin common stock of which 38,303 shares were paid to our investment banker, AAWC. Dauphin also agreed to assume $140,269 in Suncoast liabilities. In conjunction with the sale, we negotiated approximately $362,498 of Suncoast-related liabilities for 268,466 shares of our common stock and approximately $3,300 in cash. The write-down in connection with this sale was recorded in the second quarter of 2001. The Dauphin Technology stock we received was registered effective September 22, 2001. The Company began liquidation of a portion of the securities in October 2001. Proceeds from the sale of securities will be used to fund the Company's operations.

In December, 2000, AAWC acted as placement agent for a $175,000 bridge financing. The short-term financing was in the form of a unit containing promissory notes with interest at 10%. In addition, the unit consisted of 50,050 shares of our common stock. The promissory notes were due and paid at the closing of the February, 2001 public offering. AAWC was paid a 10% commission and a 3% non-accountable expense allowance. In connection with this bridge financing, we incurred debt issuance costs of $197,750. The debt issuance costs were expensed as interest when the loan was repaid in February, 2001.

In January, 2001, AAWC acted as placement agent for a $175,000 bridge financing. The short-term financing was in the form of a unit containing promissory notes with interest at 10%. In addition, the unit consisted of 50,050 shares of our common stock. The promissory notes were due and paid at the closing of the February, 2001 public offering. AAWC was paid a 10% commission and a 3% non-accountable expense. In connection with this bridge financing, we incurred debt issuance costs of approximately $197,750. The debt issuance costs were expensed as interest when the loan was repaid in February, 2001.

In February, 2001, the Company sold 800,000 units of securities at $4.50 per unit (the "February, 2001 public offering"). Each unit consisted of two shares of Common Stock and one redeemable Common Stock purchase warrant exercisable at $2.92 per share until February 14, 2006. The proceeds of this offering were significantly lower than had been expected. As a result, the bulk of the funds from the offering were used to repay the bridge loans incurred in 2000 and early 2001 as well as past due trade payables. The remaining capital was used to fund the operations of the Company. Thus, the Company was unable to fund the build-out of the cable TV contracts of the Suncoast division. Thus, the sale of Suncoast was actively sought and concluded effective July 1, 2001.

On December 5, 2001, the Company received notification from Nasdaq that the Company no longer satisfied the minimum requirements for continued listing on the Nasdaq Small Cap Market. The Company applied for an exception to the Nasdaq listing requirements, which was granted on March 12, 2002. A temporary exemption was given until April 22, 2002. It was conditioned on the Company filing a proxy statement with the Securities and Exchange Commission by March 15, 2002, which provides our shareholders the opportunity to approve the acquisition of P2i, as well as certain other conditions. Due to a delay in the receipt of audited financials for P2i, the Company was unable to meet the deadline. Subsequently, the Company's securities were delisted from Nasdaq. The Company's securities now trade on the OTC Bulletin Board.

On December 14, 2001, after exploring numerous alternatives, the Company entered into a term sheet to acquire P2i for 22,768,412 shares of our common stock.

In March 2002, the Company entered into an agreement with AAWC to act as placement agent for the sale of convertible notes aggregating at least $300,000. The notes are secured by certain assets of the Company and accrue interest at 10% per annum. P2i has agreed to pay all the costs and obligations incurred with this financing. The funding was completed during March 2002 and AAWC was paid a 10% commission and a 3% non-accountable expense allowance.

On May 1, 2002, the Company entered into a conditional agreement to sell the assets of the Fresno-based ISP business to Brand X Networks. Brand X Networks is a privately-held California-based company whose principal shareholders were former employees of the Company. The Company agreed to lay off the remaining employees based in Fresno on April 30th. Most terminated employees were hired by Brand X. Additionally, Brand X has assumed financial and operational responsibility for the ISP business. On April 14, 2003, the Company completed a fifth amendment to the purchase agreement with Brand X pursuant to which the Company has agreed to accept an aggregate payment of $632,000 for the ISP Division, less credits to Brand X of $112,686. Of such amount, $200,000 shall be paid through the provision of services to the Company from Brand X. The balance shall be paid at the rate of approximately $5,171 per month, until completely paid.

In July, 2002, the Company executed its merger agreement with P2i. Concurrently, the Company's CEO, Mr. William Conis, resigned his position as both CEO and Director. Mr. Peter Wardle, CEO of P2i and a ProtoSource Director, became CEO of the Company. Mr. Wardle is currently both CEO of ProtoSource and P2i even though the closing on the P2i acquisition has not yet occurred. This inherent conflict of interest will remain until the closing of the P2i acquisition takes place.

On September 17, 2002, the Board of Directors approved a revised term sheet restructuring the P2i acquisition. Under the new terms, ProtoSource will acquire the Newspaper portion of P2i's business through the acquisition of specific assets which include the entire newspaper related customer base, technology, intellectual property and P2i's production company located just south of Kuala Lumpur, Malaysia. In addition, key P2i employees will transition with the business. These assets and the key employees have been transferred to P2i Newspaper, Inc. a wholly-owned subsidiary of P2i formed specifically for this purpose. The acquisition of P2i by ProtoSource will be accounted for by the purchase method of accounting as a reverse acquisition. For accounting purposes, P2i is considered to be the acquirer and ProtoSource is the acquiree.

The number of shares of restricted common stock to be issued to P2i has subsequently been revised to 19,383,531 shares (subject to earn-out through 2005) which will result in an ownership of approximately 66% by the stockholders of P2i, on a fully diluted basis assuming conversion of certain bridge loans into common stock, the balance being held by the current stockholders of ProtoSource. After the acquisition of P2i is completed, the Board of Directors of Protosource will consist of seven members. One member shall be appointed by the investment banker, AAWC (this appointment must be approved by P2i but can't be unreasonably withheld). One member shall be appointed by Suncoast under the terms of the Suncoast sale agreement and will expire in accordance with that agreement to be replaced by a Wardle/Butera appointment. Messrs. Wardle and Butera will be on the Board and they shall appoint the two independent members plus one other as long as they hold 25% or more of P2i New Media, Inc. (see below), collectively, and P2i New Media, Inc. owns 25% or more of ProtoSource. In the event that P2i's ownership drops below 25% but is not less than 10%, P2i shall appoint one board member. In the event that P2i's ownership drops below 10%, P2i shall not have the right to appoint any board member. ProtoSource and P2i both used the same investment banker to represent them in the transaction and each will pay the investment banker a fee based on the value of the transaction using a pre-set formula. The investment banking fees to be paid are $406,844 by ProtoSource and $413,422 by P2i. The amounts paid to the investment banker will be paid through the issuance of common stock, which is restricted for a three-year period, based on an agreed-upon value of $.50 per share at the time of signing the term sheet, or 813,688 shares for ProtoSource and 826,844 shares for P2i. The shares to be issued for P2i's investment banking fees will be subtracted from the shares to be issued to the P2i stockholders for the acquisition. P2i's remaining catalog and new media business will stay with P2i and ProtoSource will change its name to P2i NewMedia, Inc. However, ProtoSource will increase its ownership in P2i from the current 2.18% (506,225 shares) to 19.8%. The consideration to be paid is $1,100,000 comprising the forgiveness of P2i debt to ProtoSource ($829,400 at the time the term sheet was approved) and the balance in the form of a six-month note commencing the day the merger is approved by shareholders of ProtoSource.

During 2002, the Company entered into an agreement with AAWC to act as a placement agent for the sale of convertible notes aggregating $1,300,000. The notes are secured by stock in P2i and accrue interest at 10% per annum. The Company pays the cost and obligations of the first $200,000 incurred with this financing and P2i has agreed to pay all remaining costs and obligations. Through December 31, 2002, $1,125,000 in funding had been completed. AAWC was paid a 10% commission and a 3% non-accountable expense. Substantially, all of the proceeds from these notes have been loaned to P2i. The loans are in the form of demand notes which accrue interest at 8% per annum.

On July 1, 2001 an agreement was entered into with Dauphin Technology, Inc. where Dauphin Technoloy, Inc. is to pay the two leases guaranteed by ProtoSource for leased equipment located at Suncoast Automation's locations. Payments are currently in default.

Recently Issued Accounting Standards

In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company's financial condition or results of operations.


Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (and superceded in 2001 by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"), the Company recorded impairment charges in 2001 of $328,543 to write-down goodwill to zero and $121,000 and $404,000 to reduce the carrying value of its investment in P2i in 2002 and 2001, respectively.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $5,505,000 as of December 31, 2002 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

Through December 31, 2002, the Company has advanced $1,045,280 to P2i, a company whose Chief Executive Officer serves in the same capacity at ProtoSource Corporation. The ultimate repayment of this receivable is highly dependent upon the completion of a merger between P2i's Newspaper Division and the Company which the Company believes will occur prior to August 12, 2003.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements                                                   Page
                                                                       ----

Independent Auditors' Reports                                          F-2 & 3

Consolidated Balance Sheet as of December 31, 2002                     F-4

Consolidated Statement of Operations
  for the years ended December 31, 2002 and 2001                       F-5

Consolidated Statement of Changes in Stockholders' Equity              F-6
  for the years ended December 31, 2002 and 2001

Consolidated Statement of Cash Flows
  for the years ended December 31, 2002 and 2001                       F-7 & 8

Notes to Consolidated Financial Statements                             F-9

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
ProtoSource Corporation

We have audited the accompanying consolidated balance sheet of ProtoSource Corporation and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year the ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProtoSource Corporation and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $2,798,497 and $10,750,100 during the years ended December 31, 2002 and 2001, respectively. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                 /s/ Margolis & Company P.C.
                                                 Certified Public Accountants

Bala Cynwyd, Pennsylvania
March 6, 2003

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
ProtoSource Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of ProtoSource Corporation and Subsidiary for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ProtoSource Corporation and Subsidiary for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $10,750,100 during the year ended December 31, 2001. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                 /s/  Angell & Deering
                                                 Certified Public Accountants

Denver, Colorado
February 21, 2002

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
   Cash                                                            $      2,671
   Marketable securities                                                 10,924
   Interest receivable                                                   49,556
   Notes receivable                                                   1,045,280
   Assets held for sale                                                 178,115
   Prepaid expenses and other                                             2,651
                                                                   ------------

       Total current assets                                           1,289,197
                                                                   ------------

Property and equipment under capital lease, at cost,
   net of accumulated amortization of $13,090                            48,005
                                                                   ------------
Other assets:
   Debt issuance costs, net of accumulated amortization
     of $617,236                                                        543,543
   Investment in corporation                                            105,000
                                                                   ------------

       Total other assets                                               648,543
                                                                   ------------

       Total assets                                                $  1,985,745
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                   $  1,125,000
   Current portion of obligations under capital leases                   13,775
   Accounts payable                                                      80,834
   Accrued expenses                                                     315,952
   Deferred revenue                                                       9,000
   Liabilities to be assumed upon sale                                  155,332
                                                                   ------------

       Total current liabilities                                      1,699,893
                                                                   ------------

Obligations under capital leases, non-current portion                    35,639
                                                                   ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, no par value; 5,000,000 shares
     authorized, none issued and outstanding                               --
   Common stock, no par value; 10,000,000 shares
     authorized, 7,489,829 shares issued and outstanding             25,635,960
   Additional paid-in capital                                         1,487,891
   Accumulated other comprehensive (loss)                               (62,069)
   Accumulated deficit                                              (26,811,569)
                                                                   ------------

       Net  stockholders' equity                                        250,213
                                                                   ------------

       Total liabilities and stockholders' equity                  $  1,985,745
                                                                   ============



The notes to consolidated financial statements are an integral part of the above statement.


                               PROTOSOURCE CORPORATION AND SUBSIDIARY
                               ======================================

                                CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------------------------

                                                                         YEAR ENDED
                                                                         DECEMBER 31,
                                                                2002                     2001
                                                           ------------              ------------
Operating expenses:
   Selling, general and administrative                     $    703,920              $    588,592
   Depreciation and amortization                                  8,726                     4,363
   Stock compensation expense                                      --                     283,882
   Impairment of investment                                     121,000                   404,000
                                                           ------------              ------------

         Total operating expenses                               833,646                 1,280,837
                                                           ------------              ------------

         Operating loss                                        (833,646)               (1,280,837)
                                                           ------------              ------------

Other income (charges):
   Interest income                                               49,615                      --
   Other income                                                  20,157                      --
   Interest expense                                          (1,734,346)                 (880,866)
   Loss on sale of marketable securities                       (272,944)                 (128,494)
                                                           ------------              ------------

          Net other (charges)                                (1,937,518)               (1,009,360)
                                                           ------------              ------------


Net loss from continuing operations                          (2,771,164)               (2,290,197)
                                                           ------------              ------------

Discontinued operations:
   Loss from discontinued operations - ISP                      (27,333)                 (690,976)
   Loss from discontinued operations - Suncoast                    --                    (982,306)
   Loss on disposal - Suncoast                                     --                  (6,786,621)
                                                           ------------              ------------

          Total loss from discontinued operations               (27,333)               (8,459,903)
                                                           ------------              ------------

Net loss                                                   ($ 2,798,497)             ($10,750,100)
                                                           ============              ============

Net loss per basic and diluted share of common stock:
   Continuing operations                                   ($       .44)             ($       .47)
   Discontinued operations                                         (.01)                    (1.72)
                                                           ------------              ------------

Net loss                                                   ($       .45)             ($      2.19)
                                                           ============              ============

Weighted average number of basic and
  diluted common shares outstanding                           6,268,183                 4,912,026
                                                           ============              ============


The notes to consolidated financial statements are an integral part of the above statement.





                                                          PROTOSOURCE CORPORATION AND SUBSIDIARY
                                                          ======================================

                                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                       FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                        Accumulated
                                             Common Stock                Additional   Current Year's       Other
                                          ---------------------           Paid-In     Comprehensive   Comprehensive    Accumulated
                                         Shares           Amount           Capital      (Loss)           (Loss)          Deficit
                                       ---------      ------------      ------------  ------------    --------------   ------------

Balance at December 31, 2000           3,551,636      $ 21,168,125      $    221,325                                   ($13,262,972)

Issuance of common stock
 in connection with financing             50,050           175,000
Issuance of common stock
 in public offering (net of
 offering costs of $800,255)           1,600,000         2,799,745
Issuance of common stock
 for payment of liabilities              393,915           308,740
Issuance of common stock
 for payment of notes payable             75,502           102,683
Issuance of stock options
 for settlement of liabilities                                              171,420
Other comprehensive (loss),
 net of tax:
   Unrealized (loss) on
    marketable securities                                                             ($   161,637)     ($   161,637)
Net loss                                                                               (10,750,100)                     (10,750,100)
                                     ------------      ------------      ------------ ------------      ------------    -----------

     Total comprehensive (loss)                                                       ($10,911,737)
                                                                                      ============

Balance at December 31, 2001           5,671,103        24,554,293          392,745                         (161,637)   (24,013,072)


Issuance of common stock
 in connection with financing          1,818,726         1,081,667
Warrants issued in connection
 with financing                                                              46,362
Beneficial conversion feature
 of convertible notes                                                     1,048,784
Other comprehensive (loss),
 net of tax:
  Unrealized (loss) on marketable
   securities                                                                         ($   173,376)         (173,376)
  Reclassification adjustment
   for losses included in net
   loss                                                                                    272,944           272,944
Net loss                                                                                (2,798,497)                      (2,798,497)
                                    ------------      ------------      ------------  ------------      ------------    -----------

     Total comprehensive (loss)                                                       ($ 2,698,929)
                                                                                      ============

Balance at December 31, 2002           7,489,829      $ 25,635,960      $  1,487,891                    ($    62,069)  ($26,811,569)
                                    ============      ============      ============                    ============   ============






The notes to consolidated financial statements are an integral part of the above statement.





                                 PROTOSOURCE CORPORATION AND SUBSIDIARY
                                 ======================================

                                 CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------------------------------


                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                     2002                      2001
                                                                 ------------              ------------

                                   INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net loss                                                       ($ 2,798,497)             ($10,750,100)
  Adjustments to reconcile net loss to net cash
       (used in) operating activities:
     Depreciation and amortization                                     22,968                 1,725,959
     Impairment of investment                                         121,000                   404,000
     Provision for bad debts                                            2,950                    56,708
     Compensation from issuance of stock options                         --                     171,420
     Loss on sale of marketable securities                            272,944                   128,494
     Impairment of goodwill                                              --                     328,543
     Loss on disposal of Suncoast assets                                 --                   6,786,621
     Amortization of debt issuance costs                              617,236                      --
     Amortization of beneficial conversion
       of notes payable                                             1,048,784                      --
     Changes in operating assets and liabilities:
       Accounts receivable                                            (55,252)                   54,525
       Inventories                                                       --                     216,150
       Prepaid expenses and other assets                               39,063                   136,625
       Assets and liabilities held for sale                            (2,243)                     --
       Accounts payable                                                 7,811                  (431,565)
       Accrued expenses                                               279,763                  (173,204)
       Deferred revenue                                                (4,000)                  (22,965)
                                                                 ------------              ------------

              Net cash (used in) operating activities                (447,473)               (1,368,789)
                                                                 ------------              ------------

Cash flows from investing activities:
  Purchases of property and equipment                                    --                     (18,340)
  Increase in notes receivable                                       (986,280)                  (50,000)
  Increase in employee receivables                                       --                     (12,000)
  Deposits                                                               (500)                    4,550
  Payment of costs for sale of Suncoast assets                           --                     (10,037)
  Proceeds from sale of marketable securities                         263,312                   332,058
                                                                 ------------              ------------

              Net cash provided by
                (used in) investing activities                       (723,468)                  246,231
                                                                 ------------              ------------



                                       CONTINUED ON NEXT PAGE



The notes to consolidated financial statements are an integral part of the above statement.








                                 PROTOSOURCE CORPORATION AND SUBSIDIARY
                                 ======================================

                            CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
-----------------------------------------------------------------------------------------------------


                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                     2002                     2001
                                                                 -----------              -----------

Cash flows from financing activities:
  Proceeds from borrowings                                         1,125,000                  175,000
  Payments on notes payable                                          (36,903)              (1,942,756)
  Issuance of common stock                                              --                  3,600,000
  Offering costs incurred                                               --                   (666,654)
  Debt issuance costs incurred                                       (32,750)                 (22,750)
                                                                 -----------              -----------

           Net cash provided by financing activities               1,055,347                1,142,840
                                                                 -----------              -----------

Net increase (decrease) in cash                                     (115,594)                  20,282

Cash at beginning of year                                            118,265                   97,983
                                                                 -----------              -----------

Cash at end of year                                              $     2,671              $   118,265
                                                                 ===========              ===========


                          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                       $    69,494              $   147,146
                                                                 -----------              -----------
  Income taxes                                                          --                       --
                                                                 -----------              -----------



SUPPLEMENTAL DISCLOSURES OF NON-CASH  INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with financing            $ 1,081,667              $   175,000
Warrants issued in connection with financing                          46,362                     --
Sale of Suncoast assets in exchange for
  marketable securities                                                 --                  1,126,105
Obligation under capital lease incurred for equipment                   --                     61,095
Issuance of common stock in exchange
  for payment of liabilities                                            --                    308,740
Issuance of common stock in exchange for
  payment of notes payable                                              --                    102,683
Unrealized loss on marketable securities                             (99,569)                 161,637
Notes payable incurred for financing of insurance                       --                     58,765






The notes to consolidated financial statements are an integral part of the above statement.

                                                 F-8

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     =======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


1.       Nature of Operations and Summary of Significant Accounting Policies
         -------------------------------------------------------------------

         Nature of operations - ProtoSource Corporation, formerly SHR Corporation doing business as Software Solutions Company (the "Company'), was incorporated on July 1, 1988, under the laws of the state of California. Until May 1, 2002, the Company was an Internet service provider (ISP). The Company provided dial-up Internet access, web hosting services and web development services. The Company entered into an agreement on May 1, 2002 to sell substantially all of the assets pertaining to the ISP to Brand X Networks, Inc. (see Note 2).

         The Company also operated as a private cable operator through its wholly-owned subsidiary, Suncoast Automation, Inc. ("Suncoast"). Suncoast builds, upgrades and maintains cable TV systems as well as manages programming for the timeshare industry. Suncoast developed an interactive system that delivers basic cable TV, premium channel packages and high-speed Internet access to this market. The Company sold substantially all of the assets of Suncoast on July 1, 2001 (see
         Note 2).

         Basis of presentation - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable. Additionally, the Company has experienced extreme cash liquidity shortfalls from operations.

         The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plans include the following:

          o In February, 2003, the Company signed an Agreement and Plan of Merger with P2i, Inc. ("P2i") to acquire P2i's Print-to-Internet business in exchange for a controlling interest in the Company (see Note 9).

          o Obtaining additional working capital through the sale of common stock or debt securities.

         If management cannot achieve the above objectives, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


1.       Nature of Operations and Summary of Significant Accounting Policies -
         Continued
         -----------------------------------------------------------------------

         Revenue recognition - In connection with its ISP business, the Company charged customers monthly access fees to the Internet and recognized the revenue in the month the access was provided. The Company charged customers monthly web hosting fees for maintaining the customers' web sites on its server and recognized the revenue in the month the service was provided. For certain customers billed in advance, the Company recognized the revenue over the period the billing covered. The Company recognized revenue from cable TV service contracts in the period in which the service was recognized as the service was performed.

         Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

         Cash and cash equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

         Property and equipment - Assets held under capital lease obligations are amortized using the straight-line method over the shorter of the useful lives of the assets or the term of the lease.

         Depreciation and amortization of property and equipment charged to operations was $22,968 and $144,862 for the years ended December 31, 2002 and 2001, respectively.

         Marketable securities - Marketable securities consist of the Company's investment in Dauphin Technology, Inc. common stock (see Note 2). This investment is stated at fair value as determined by the most recently traded price as of the balance sheet date. This investment is considered as securities available-for-sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

         Amortization - Debt issuance costs are being amortized using the straight-line method over the one-year term of the notes (see Note 4).

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


1.       Summary of Significant Accounting Policies - Continued
         ------------------------------------------------------

         Investment in Corporation - The Company's investment is in P2i, a privately-held corporation, which represents less than a ten percent ownership interest in that corporation. The Company's investment in P2i is recorded using the cost method of accounting. The Company reviews its investment for impairment whenever events or changes in circumstances indicate that the fair value of its investment is less than its cost or carrying value. An impairment charge is recognized if there is a decline in value below the Company's cost of the investment, if the decline is other than temporary. The Company utilizes publicly available market information or other appropriate estimates determined by management to evaluate impairment.

         An impairment charge of $121,000 and $404,000 was recognized for the years ended December 31, 2002 and 2001, respectively, as there was a decline in the fair value of the investment below its cost, which was considered other than temporary. The fair value was based on financial projections, consultation with the Company's investment banker and an outside consultant, and management's estimates. In February, 2003, the Company entered into an agreement to acquire P2i's Print-to-Internet business (see Note 9).

         Deferred offering costs - In connection with the Company's public offering (see Note 6), costs incurred to complete the offering were deferred and were offset against the proceeds of the offering when it was completed.

         Stock-based compensation - The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" for its stock-based compensation plans. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the following pro forma amounts for the years ended December 31, 2002 and 2001:


                                                               2002           2001
                                                               ----           ----
         Net loss:
           As reported                                     ($2,798,497)    ($10,750,100)
           Deduct:
             Total stock-based compensation
               determined under Black-Scholes
               option valuation model for all awards,
               net of income taxes                             (35,000)        (152,451)
                                                           -----------     ------------

         Pro forma                                         ($2,833,497)    ($10,902,551)
                                                             =========       ==========

         Net loss per share of common stock:
           As reported                                     ($      .45)          ($2.19)
           Pro forma                                       ($      .46)          ($2.22)



                                      F-11


                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


1.       Summary of Significant Accounting Policies - Continued

         These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2001:

         Risk free interest rate                           4.95%
         Expected life                                     5 years
         Expected volatility                               76.5%
         Expected dividend yield                           None

         Long-lived assets - When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations.

         A forecast showing lack of long-term profitability, a current period operating or cash flow loss, combined with a history of operating or cash flow losses are conditions, among others, that would trigger an impairment assessment of the carrying amount of enterprise goodwill. The impairment would be determined using discounted cash flows or market appraisals.

         In 2001, the Company recognized an impairment charge of $328,543 from a write-down of its goodwill from its acquisition of Micronet in 1999. The expense is a result of a decline in the number of subscribers. The valuation was based on a per subscriber value of the business and the difference between the carrying value of the business and the fair value at December 31, 2001 was recognized as a charge to operations.

         Advertising - Prior to 2002, the Company advertised through radio, television and print media. The Company's policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $-0- and $5,292 for the years ended December 31, 2002 and 2001, respectively.

         Income taxes - Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

         Net (loss) per basic and diluted share of common stock - Basic loss per share is calculated using the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method.

         The basic and diluted loss per share are the same since the Company had a net loss for 2002 and 2001 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 3,532,000 and 3,588,500 shares of common stock at December, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the Company had a net loss and their effect would be anti-dilutive.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


1.       Summary of Significant Accounting Policies - Continued
         ------------------------------------------------------

         Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recently issued accounting standards - In June, 2001, the Financial Accounting Standard Board ("FASB") issued No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002.


         If SFAS No 142 had been in effect during the years ended December 31, 2002 and 2001, the Company's losses would have been reduced because of reduced amortization as described below:


                                                 2002               2001
                                              -----------       ------------

         Net loss as reported                ($2,798,497)      ($10,750,100)

         Add amortization                              -            731,827
                                              ----------       ------------

         Adjusted net loss                   ($2,798,497)      ($10,018,273)
                                              ==========        ===========

         Net loss per basic and diluted
          share of common stock:
           As reported                        ($    .45)       ($      2.19)
           Add amortization                           -                 .15
                                             ----------        ------------

           Adjusted net loss                  ($     .45)      ($      2.04)
                                              ==========       ============


         Reclassifications - Certain reclassifications have been made to the 2001 financial statement presentation for comparability with the 2002 financial statements. The results of the Company's operations for all periods presented have been restated for the discontinued operations of the ISP business, pending sale to Brand X Networks, Inc.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


2.       Discontinued Operations
         -----------------------

         Pending Sale of ISP Division
         ----------------------------

         Effective May 1, 2002, the Company entered into an agreement to sell substantially all of the assets of the ISP division to Brand X Networks, Inc., a California Corporation, for $632,000. The assets have been held and operated by Brand X Networks, Inc. for its purposes since May 1, 2002, at which time the Company discontinued its ISP operations. The sale is still pending final negotiations between the Company and Brand X Networks. Accordingly, the sale has not yet been recognized.

         The results of the Company's operations for all periods presented have been restated for the discontinued operations of the ISP division.

         A summary of operating results of this discontinued operation follows:

                                                  YEAR ENDED
                                                  DECEMBER 31,
                                             2002             2001
                                         -----------      ------------

         Net revenues                      $ 453,177      $  1,527,795
         Operating expenses                  479,342         2,215,102
                                             -------         ---------

         Operating loss                  (    26,165)     (    687,307)
         Other (expense)                 (     1,168)     (      3,669)
                                           ---------       -----------

         Net loss                         ($  27,333)     ($   690,976)
                                            ========        ==========


         Suncoast Automation, Inc.
         -------------------------

         On August 22, 2000, the Company acquired all of the outstanding common stock of Suncoast, effective as of August 1, 2000, in exchange for 1,303,072 shares of the Company's common stock, which was valued at approximately $7,700,000. The Company also paid a finder's fee of approximately $315,000 in connection with the acquisition and legal expenses and other direct costs of the acquisition of approximately $78,000. The acquisition was accounted for as a purchase. In addition, the Company was to deposit 1,000,000 shares of its common stock (the "Earnout Shares") with an escrow agent.

         The shares were to be held for a maximum of 27 months following the effective date of the Company's public offering (see Note 6). The Earnout Shares could be earned by Suncoast's shareholders upon meeting certain subscriber and cash flow provisions over a 27-month period.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

2.       Discontinued Operations - Continued
         -----------------------------------

         Suncoast Automation, Inc. - continued
         -------------------------------------

         In January, 2001, Nasdaq informed the Company that as a result of the Suncoast transaction, it violated a Nasdaq marketplace rule which requires shareholder approval for the issuance of 20% or more of an issuer's securities in connection with an acquisition of assets or securities of another company. In order to remain in compliance with Nasdaq continued listing requirements, Suncoast's shareholders agreed to return to the Company 866,988 shares out of the 1,303,072 shares of common stock issued to them in order to reduce the issuance of the Company's common stock in this acquisition to under 20% and maintain the Company's listing on the Nasdaq Small Cap Market.

         Effective January 16, 2001, the Company entered into an amendment to the stock exchange agreement with the former Suncoast shareholders, which provides the following:

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

         Effective July 1, 2001, the Company sold substantially all of the assets of Suncoast to Dauphin Technology, Inc. through Suncoast Acquisition Corp., an Illinois corporation, for 766,058 shares of Dauphin Technology common stock valued at approximately $1,126,000 based on the closing bid price of $1.47 per share on June 29, 2001.

         The Company recorded a loss of $6,786,621 on the sale of the Suncoast assets. The results of the Company's operations for the year ended December 31, 2001 have been restated for the discontinued operations of Suncoast.

         A summary of operating results of this discontinued operation for the year ended December 31, 2001 follows:

         Net revenues                                    $    120,625
         Operating expenses                                 1,101,255
                                                         ------------
         Operating loss                                  (    980,630)
         Other (expense)                                 (      1,676)
                                                         ------------

         Net loss                                        ($   982,306)
                                                         ============

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


3.       Marketable Securities
         ----------------------

         Marketable securities, which are composed of the Company's investment in Dauphin Technology, are carried on the balance sheet at their market value.



                                                                             UNREALIZED       MARKET
                                                                 COST           (LOSS)         VALUE
                                                               -------       ----------       -------
         As of December 31, 2002:
           Available-for-sale equity securities                $72,993        ($62,069)       $10,924
                                                                ======          ======         ======

4.       Notes Payable
         -------------

         These are promissory notes issued to various individuals during 2002, each with a one year maturity date with interest payable at the rate of 10% per annum, and each with a conversion feature which permits the holder to convert the principal and accrued interest into the Company's common stock at any time prior to the due date of the repayment of the note by the Company. The conversion rate is generally the amount to be converted divided by 50% of the average closing bid price of the common stock for the five trading days prior to the date of the note. An amount of approximately $1,049,000 has been recognized in 2002 as interest expense and additional paid-in capital as the result of the beneficial conversion feature of these notes.

         Also in connection with the issuance of these notes, the Company issued 1,818,726 shares of common stock valued at approximately $1,082,000. In addition, the Company issued 112,500 warrants, valued at approximately $46,000, to the underwriter. These amounts are being amortized to interest expense on a monthly basis over the one-year term of the notes.

5.       Income Taxes
         ------------

         Significant components of deferred income taxes as of December 31, 2002 are as follows:

                 Net operating loss carryforward                   $4,900,000
                 Impairment of investment                             605,000
                                                                   ----------
                 Total deferred tax asset                           5,505,000
                 Less valuation allowance                         ( 5,505,000)
                                                                   ----------
                 Net deferred tax asset                            $     -
                                                                   ==========

         The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $5,505,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $910,000. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

         At December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $16,500,000 and $5,500,000, respectively. Such carryforwards expire in the years 2007 through 2022 and 2003 through 2007 for federal and state purposes, respectively.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


6.       Stockholders' Equity
         --------------------

         Public stock offering - The closing for the Company's secondary offering occurred on February 21, 2001. The Company sold 800,000 units of the Company's securities at $4.50 per unit and paid the underwriter a 10% commission and a 3% non-accountable expense allowance. Each unit consisted of two shares of the Company's common stock and one redeemable common stock purchase warrant. Each warrant is exercisable to purchase one share of common stock at $2.93 per share until February 14, 2006 and may be redeemed by the company anytime after February 14, 2002 if the closing price of the Company's common stock is at least $4.39 per share for 20 consecutive trading days.

         In connection with the offering, the Company issued the underwriter a warrant, for $100, to purchase up to 80,000 units which are exercisable at $7.43 per unit. The underwriter's warrant is exercisable through February 14, 2007. The units subject to the underwriter's warrant consists of two shares of the company's common stock and one common stock purchase warrant, which entitles the holder to purchase one share of the Company's common stock at $12.26 per share. The Company has also retained the underwriter as a financial consultant for a period of one year at a monthly fee of $5,833 (a total of $70,000) which was paid in full upon completion of the offering.


7.       Preferred Stock
         ---------------

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


8.       Stock Options and Warrants
         --------------------------

         Incentive stock option plan - In November, 1994, the Company's Board of Directors authorized, and the shareholders approved, a stock option plan which provides for the grant of incentive and nonqualified options to eligible officers and key employees of the Company to purchase up to 150,000 shares of the Company's common stock. The purchase price of such shares shall be at least equal to the fair market value at the date of grant. Such options vest at the discretion of the Board of Directors. The stock option plan expires in 2004. Under the Company's stock option plan, outstanding options vest over three years from the grant date and are generally for a six-year term.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     =======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


8.       Stock Options and Warrants - Continued
         --------------------------------------

         Incentive stock option plan - continued

         The following table contains information on the stock options under this plan.



                                                                 Number of           Weighted Average
                                                                   Shares              Exercise Price
                                                                   ------              --------------

         Options outstanding at December 31, 2000                   141,000                $5.48
           Granted                                                    -                      -
           Exercised                                                  -                      -
           Cancelled                                               (104,500)                5.30
                                                                    -------                 ----

         Options outstanding at December 31, 2001                    36,500                 6.19
           Granted                                                    -                      -
           Exercised                                                  -                      -
           Cancelled                                              (  36,500)             (  6.19)
                                                                   --------                 ----

         Options outstanding at December 31, 2002                     -                  $    -
                                                                   ========               =======

         1999 Executive Officers Stock Option Plan

         In May, 1999, the Company's Board of Directors authorized a stock option plan which provides for the grant of incentive and nonqualified options to eligible officers and directors of the Company to purchase up to 150,000 shares of the Company's common stock. The purchase price of such shares shall be at least equal to the fair market value at the date of grant. Such options vest at the discretion of the Board of Directors. The stock option plan expires in 2009.

         The following table contains information on the stock options under this plan.

                                                                   Number of            Weighted Average
                                                                    Shares              Exercise Price
                                                                    ------              --------------

         Options outstanding at December 31, 2000                    100,000                $6.88
           Granted                                                    50,000                 1.36
           Exercised                                                   -                      -
           Cancelled                                                   -                      -
                                                                    --------               -------

         Options outstanding at December 31, 2001                    150,000                 5.04
           Granted                                                     -                      -
           Exercised                                                   -                      -
           Cancelled                                                (150,000)             (  5.04)
                                                                     -------               ------

         Options outstanding at December 31, 2002                      -                   $  -
                                                                    ========               ======


         The weighted average fair value price of options granted in 2001 was $.84.


                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


8.       Stock Options and Warrants - Continued
         --------------------------------------

         2000 Stock Option Plans
         -----------------------

         In May, 2001, the Company's shareholders approved the Company's 2000 Employee Stock Option Plan and the 2000 Executive Stock Option Plan. Each Plan has 350,000 shares reserved for issuance and no stock options have been granted under either plan as of December 31, 2002.


         Severance Warrants
         ------------------

         The Company issued 22,500 warrants to a former officer in connection with termination of his employment. The warrants are exercisable at $6.00 per share until November, 2004.


         Board of Directors Options
         --------------------------

         The Company issued 115,000 stock options to its Non-Employee Directors from October, 1998 to December 31, 2001. The options vest immediately, or over a three-year period and are exercisable at $1.36 to $6.00 per share and the options are for a five-year term. As of December 31, 2002, 92,500 options are outstanding.

         Warrants from Secondary Offering
         --------------------------------

         The Company issued 1,137,000 redeemable common stock purchase warrants in connection with a secondary offering of its common stock in May 1998. Each warrant is exercisable to purchase one share of common stock at $6.33 per share until May 13, 2003 and may be redeemed by the Company if the closing price of the Company's common stock is at least $8.63 per share for twenty consecutive trading days. As of December 31, 2002, 1,137,000 warrants are outstanding.

         In connection with the offering, the Company issued the underwriter a warrant to purchase 105,000 units of the Company's securities at $9.49 per unit until May 13, 2003. Each unit consists of one share of the Company's common stock and one redeemable common stock purchase warrant. As of December 31, 2002, 105,000 warrants are outstanding.


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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     =====================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


9.       Commitments and Contingencies
         -----------------------------

         Leases
         ------

         The Company leases certain computer equipment under noncancellable capital leases.

         The following is a schedule of future minimum lease payments at December 31, 2002 under the Company's capital leases (together with the present value of minimum lease payments).

                        2003                                        $20,462
                        2004                                         17,859
                        2005                                         17,859
                        2006                                          7,442
                                                                    -------
            Total minimum lease payments                             63,622
         Less amount representing interest                        (  14,208)
                                                                     ------
         Present value of net minimum lease payments                $49,414
                                                                     ======

         Rent expense under operating leases was $21,808 and $72,777 for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company had no future operating lease commitments.

         Proposed Acquisition
         --------------------

         In February, 2003, the Company signed an agreement and Plan of Merger with P2i to acquire P2i's Print-to-Internet business in exchange for a controlling interest in the Company and satisfaction of the existing P2i debt to the Company. The Company loaned P2i $50,000 in 2001, $995,280 in 2002 and has loaned an additional $23,363 in 2003 through March 15, 2003. The loans to P2i are in the form of demand notes which, in the event that the merger does not get completed, will be due on demand. The notes accrue interest at the rate of 8% per annum. Subject to the conditions of the Agreement and Plan of Merger, the closing date for the transaction must occur by August 12, 2003. The ultimate repayment of this receivable is highly dependent upon the completion of the merger.


10.      Concentrations of Credit Risk
         -----------------------------

         Financial instruments which potentially subject the company to concentrations of credit risk consist principally of cash, marketable securities and notes receivable. The Company places its cash and short-term investments with high credit quality financial institutions and limits its credit exposure with any one financial institution.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


11.      Employee Benefit Plan
         ---------------------

         Effective May 29, 1997, the Company adopted a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made matching contributions of $-0- and $949 for the years ended December 31, 2002 and 2001, respectively. Company contributions vest as follows:

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


12.      Fair Value of Financial Instruments
         -----------------------------------

         Disclosures about the fair value of financial instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations.

         Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2002:

                                                 Carrying          Estimated
                                                  Amount          Fair Value
                                                  ------          ----------

         Financial assets:
           Marketable securities               $     10,924     $     10,924
           Notes receivable                       1,045,280        1,045,280

         Financial liabilities:
           Notes payable                          1,125,000        1,125,000
           Capital lease obligations                 49,414           49,414

         The carrying amounts for cash, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The fair value of marketable securities is determined by the most recently traded price of each security at the balance sheet date. The fair value of the notes receivable approximates market value as it is an 8% interest bearing note and is due upon demand only if the P2i acquisition does not occur (see Note 9). The fair value of notes payable and the capital lease obligations, including the current portion, approximates fair value because of the market rate of interest on the notes payable and the interest rate implicit in the obligations under capital leases.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Executive Officers, Directors, Director Nominees And Key Employees

Our executive officers, directors and key employees and their ages and positions with us are as follows:

NAME                               POSITION
----                               --------
Peter Wardle,47                    Chief Executive Officer, President,
                                   Chief Financial Officer and Director
Mark Blanchard,49                  Director
Stewart Kalter,31                  Director


Peter Wardle became a director in December 2001 and then became ProtoSource Corporation's Chief Executive Officer, President, and Chief Financial Officer in May 2002. Mr. Wardle is Chief Executive Officer of P2i, Inc. which he co-founded in May 2000. Mr. Wardle served as Chief Executive Officer of Twenty Twenty, Inc. from 1993 when he co-founded the company until it was acquired by P2i in July 2001. Prior to that, Mr. Wardle served as a database marketing consultant from 1990 to 1993. From 1987 to 1990, he was Chief Executive Officer of Autoroos, Inc. Mr. Wardle received a degree in accounting from Stockport College in the UK in 1978.

Mark Blanchard became a director in May 2002. Since July 2001, Mr. Blanchard has served as Suncoast Automation, Inc.'s Chief Operating Officer. Suncoast Automation was a wholly owned subsidiary of ProtoSource. ProtoSource sold Suncoast Automation to Dauphin Technology, Inc. in July 2001. Mr. Blanchard became Vice President and General Manager of Suncoast in August 2000. Mr. Blanchard formed Suncoast in September 1998. Prior thereto, from 1995 to 1998 he was founder and President of Internet Stock Market, Inc., a company which facilitated the promotion of public companies.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Exchange Act during fiscal 2002 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 2002, no persons during the last fiscal year failed to file on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION


None of the Company's executive officers or directors currently receive compensation in excess of $100,000 per year.

The following table discloses certain compensation paid to the Company's Chief Executive Officer for the last three fiscal years.

                                                                                       Long Term
Name and                                                                             Compensation
Principal                                         Other        Annual    All Other      Awards/Securities
Position                   Year    Salary ($)  Compensation    Bonus    Compensation   Underlying Options(#)
--------                   ----    ----------  ------------    -----    ------------   ---------------------

Peter Wardle, CEO          2002     -0-              -           -           -                     -

William Conis, Former      2002     $ 89,519

Chief Executive            2001     $182,291         -           -           -                50,000
 Officer                   2000     $163,333     $12,000(1)      -           -                     -

----------

     (1)  As per Mr. Conis's 1999 Consulting Agreement.

Option Grants in Last Year and Stock Option Grant

No options were granted during the year ended December 31, 2002.



Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

The following table provides information on the value of the named executive officers' unexercised options at December 31, 2002. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2002.

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

None.


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

The Plan is administered by the Board of Directors and terminates in November 2004. At December 31, 2002, the Company had reserved 150,000 shares of Common Stock for issuance under the Plan. Under the Plan, the Board of Directors determines which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price.

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

As of December 31, 2002, no options are outstanding under this Plan.

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

The Plan is administered by the Board of Directors and terminates in May 2006. At December 31, 2002, the Company had reserved 350,000 shares of Common Stock for issuance under the Plan. Under the Plan, the Board of Directors determines which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price.

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

As of December 31, 2002, no options are outstanding under this Plan.

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

A total of 150,000 shares of authorized but unissued common stock have been reserved for issuance pursuant to the 1999 Plan. As of December 31, 2002, no options are outstanding under this Plan.

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

The terms of the 2000 Plan provide that the Company is authorized to grant options to purchase shares of common stock to executive officers upon the majority consent of the Board of Directors. The option price to be paid by optionees for shares under qualified stock options must not be less than the fair market value of the shares as reported by the OTC Bulletin Board on the date of the grant. The option price for nonqualified stock options must not be less than 85% of such fair market value. Options must be exercised within six years following the date of grant and the optionee must exercise options during service to the Company or within three months of termination of such service (12 months in the event of death or disability). The Board of Directors may extend the termination date of an option granted under the Plan.

A total of 350,000 shares of authorized but unissued common stock have been reserved for issuance pursuant to the 2000 Plan. As of December 31, 2002, no options are outstanding under this Plan.

Options under the 2000 Plan may not be transferred, except by will or by the laws of intestate succession. The number of shares and price per share of the options under the Plan will be proportionately adjusted to reflect forward and reverse stock splits. The holder of an option under the 2000 Plan has none of the rights of a shareholder until shares are issued.

The 2000 Plan is administered by the Board of Directors, which has the power to interpret the 2000 Plan, determine which persons are to be granted options and the amount of such options. The provisions of the Federal Employee Retirement Income Security Act of 1974 do not apply to the 2000 Plan. Shares issuable upon exercise of options will not be purchased in open market transactions but will be issued by us from authorized shares. Payment for shares must be made by optionees in cash from their own funds. No payroll deductions or other installment plans have been established.

Shares issuable under the 2000 Plan may be sold in the open market, without restrictions, as free trading securities. No options may be assigned, transferred, hypothecated or pledged by the option holder. No person may create a lien on any securities under the 2000 Plan, except by operation of law. However, there are no restrictions on the resale of the shares underlying the options. The 2000 Plan will remain in effect until May 2010 but may be terminated or extended by the Board of Directors.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. The Code of Ethics is filed as an exhibit to this Report on Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the holdings of Common Stock by each person who, as of March 31, 2003, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record and all share amounts include stock options and Common Stock purchase warrants exercisable within 60 days from the date hereof..


                                         Amount and Nature
                                           of Beneficial        Percent of Class
Name of Beneficial Owner (1)               Ownership (2)               (%)

Peter Wardle                                        -                   -

Stewart Kalter                                      -                   -
Mark Blanchard (3)                            461,454                 6.2%
Kent Spears                                   367,173                 4.9%
Peter J. Pappas (4)                         1,319,748                16.2%

All officers and directors as a group
(3 persons)                                   461,454                 6.2%
--------------------


* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o ProtoSource Corporation, One Bethlehem Plaza, 4th Floor, Bethlehem, PA 18018.

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

(3) Includes 43,310 shares owned by his wife, Virginia M. Blanchard.

(4) Includes 612,986 shares issuable upon exercise of warrants or conversion of convertible promissory notes.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2003, the Company signed an agreement and Plan of Merger with P2i to acquire P2i's Print-to-Internet business in exchange for a controlling interest in the Company and satisfaction of the existing P2i debt to the Company. The Company loaned P2i $50,000 in 2001, $995,280 in 2002 and has loaned an additional $23,363 in 2003 through March 15, 2003. The loans to P2i are in the form of demand notes which, in the event that the merger does not get completed, will be due on demand. The notes accrue interest at the rate of 8% per annum. Subject to the conditions of the Agreement and Plan of Merger, the closing date for the transaction must occur by August 12, 2003.

In May 2002 Peter Wardle, CEO and a principal stockholder of P2i, Inc. and a director of the Company, assumed the duties and responsibilities of CEO of the Company. Mr. Wardle is not drawing a salary from the Company, but his expenses are being reimbursed.

P2i, through its staff and infrastructure, provides the administrative and accounting functions of the Company, as well as office space. Through December 31, 2002, P2i was not paid for such services. P2i and the Company intend to enter into a services agreement for periods commencing after January 1, 2003. No such agreement exists as of the date hereof.

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

10.14 Agreement between ProtoSource Corporation, Suncoast Acquisition Corp. and Suncoast Automation, Inc., dated as of July 1, 2001 (7)

10.15 Agreement and Plan of Merger, dated as of February 13, 2003, by and among Protosouce Corporation, Protosource Acquisition LLC, P2i, Inc. and P2i Newspaper, Inc. (8)

99.1 Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Code of Ethics and Business Conduct of Officers, Directors and Employees of iDial Networks, Inc.

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

(7) Incorporated by reference from the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 16, 2001.

(8) Incorporated by reference from the Company Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2003

Item 14. Controls and Procedures.

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethlehem, Pennsylvania, on April 14, 2003.

                                            PROTOSOURCE CORPORATION





                                            By:   /s/  Peter Wardle
                                              --------------------------------
                                                       Peter Wardle
                                                       Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.


Signature                         Title                           Date
---------                         -----                           ----


/s/  Peter Wardle                 Chief  Executive Officer       April 14, 2003
----------------------------      Chief Financial Officer
     Peter Wardle                (Principal Accounting
                                  Officer), and Director


/s/  Stewart Kalter               Director                       April 14, 2003
----------------------------
     Stewart Kalter


/s/  Mark Blanchard               Director                       April 14, 2003
----------------------------
     Mark Blanchard

                                  CERTIFICATION

     I, Peter Wardle, certify that:

1. I have reviewed this annual report on Form 10-KSB of Protosource Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 14,  2003

/s/ PETER WARDLE
Peter Wardle
Chief Executive Officer