Form 10QSB
period 2003-03-31
PROTOSOURCE CORP
filed 2003-05-15
CIK 932772

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
                        1934 ACT REPORTING REQUIREMENTS


                                   Form 10-QSB


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-25594


                             PROTOSOURCE CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)


                     California                      77-0190772
          (State of other Jurisdiction of           (IRS Employer
          Incorporation or Organization)        Identification Number)

               One Bethlehem Plaza, 4th Floor, Bethlehem, PA 18018
               ---------------------------------------------------
               (Address of Principal Executive Offices, Zip code)

                                  610-332-2893
                                  ------------
                           (Issuers' Telephone Number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

There were 7,802,329 shares of the registrant's common stock, no par value outstanding as of March 31, 2003.

                             PROTOSOURCE CORPORATION
                             -----------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 MARCH 31, 2003
--------------------------------------------------------------------------------



                                      INDEX
                                      -----


Part I - Financial Information (unaudited):


         Item 1.  Condensed consolidated balance sheet -
                  March 31, 2003                                               3

                  Condensed consolidated statement of operations for the
                  three-month periods ended March 31, 2003 and 2002            4

                  Condensed consolidated statement of stockholders'
                  deficiency for the three-month period ended March 31, 2003   5

                  Condensed consolidated statement of cash flows for the
                  three-month periods ended March 31, 2003 and 2002            6

                  Notes to condensed consolidated financial statements -
                  March 31, 2003                                               8

         Item 2.  Management's discussion and analysis of
                  financial condition and results of operations               12


Part II - Other Information

                  Other Information                                           18

                  Signature                                                   19




When used in this report, the words "estimate," "project," "intend," "believe" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risk and uncertainties that could cause actual results to differ materially, including competitive pressures and new product introductions by the Company and its competitors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

                             PROTOSOURCE CORPORATION
                             -----------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (unaudited)
--------------------------------------------------------------------------------


                                     ASSETS

Current assets:
   Interest receivable                                             $     71,876
   Notes receivable                                                   1,103,043
   Assets held for sale                                                 178,115
   Prepaid expenses and other                                             2,151
                                                                   ------------

           Total current assets                                       1,355,185
                                                                   ------------

Property and equipment under capital least, at cost, net of
   accumulated amortization of $15,271                                   45,823
                                                                   ------------

Other assets:
   Debt issuance costs, net of amortization $898,947                    361,832
   Investment in corporation                                            105,000
   Deposits                                                                 500
                                                                   ------------

           Total other assets                                           467,332
                                                                   ------------

           Total assets                                            $  1,868,340
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                   $  1,225,000
   Current portion of obligations under capital leases                   11,653
   Accounts payable                                                     112,297
   Accrued expenses                                                     343,194
   Deferred revenue                                                      16,050
   Liabilities to be assumed upon sale                                  155,332
                                                                   ------------

           Total current liabilities                                  1,863,526
                                                                   ------------

Obligations under capital leases, non-current portion                    32,551
                                                                   ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, no par value; 5,000,000 shares
     authorized, none issued and outstanding                               --
   Common stock, no par value; 10,000,000 shares
     authorized, 7,802,329 shares issued and outstanding             25,735,960
   Additional paid-in capital                                         1,587,891
   Accumulated deficit                                              (27,351,588)
                                                                   ------------

           Net stockholders' deficiency                                 (27,737)
                                                                   ------------

           Total liabilities and net stockholders' deficiency      $  1,868,340
                                                                   ============


See accompanying notes.


                             PROTOSOURCE CORPORATION
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
----------------------------------------------------------------------------------

                                                               THREE-MONTH
                                                               PERIOD ENDED
                                                                 MARCH 31,
                                                            2003           2002
                                                        -----------    -----------

Operating expenses:
   General and administrative                           $    85,576    $   188,509
   Depreciation and amortization                              2,182          2,182
                                                        -----------    -----------

           Total operating expenses                          87,758        190,691
                                                        -----------    -----------

Operating loss                                              (87,758)      (190,691)
                                                        -----------    -----------

Other income (charges)
   Interest income                                           22,319           --
   Other income                                               7,272           --
   Interest expense                                        (415,910)      (275,289)
   Loss on sale of marketable securities                    (65,942)       (65,021)
                                                        -----------    -----------

           Net other charges                               (452,261)      (340,310)
                                                        -----------    -----------

Net loss from continuing operations                        (540,019)      (531,001)

Discontinued operations:
   Loss from discontinued operations - ISP                     --          (49,227)
                                                        -----------    -----------

Net loss                                                ($  540,019)   ($  580,228)
                                                        ===========    ===========

Net loss per basic and diluted share of common stock:
   Continuing operations                                ($      .07)   ($      .09)
   Discontinued operations                                     --             (.01)
                                                        -----------    -----------

           Net loss                                     ($      .07)   ($      .10)
                                                        ===========    ===========



Weighted average number of basic and diluted
   common shares outstanding                              7,580,975      5,758,048
                                                        ===========    ===========


See accompanying notes.


                                                PROTOSOURCE CORPORATION AND SUBSIDIARY
                                                --------------------------------------

                               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                           FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003
                                                             (unaudited)
----------------------------------------------------------------------------------------------------------------------------------



                                                                            Accumulated                      Current
                                       Common Stock            Additional      Other                         Period
                                  -----------------------       Paid-In    Comprehensive    Accumulated   Comprehensive
                                   Shares        Amount         Capital     Income (Loss)    Deficit      Income (Loss)    Total
                                  ---------   ------------    ------------  ------------   ------------   ------------- -----------



Balance, December 31, 2002        7,489,829   $ 25,635,960    $  1,487,891  ($    62,069)  ($26,811,569)               $    250,213

Issuance of common stock in
  connection with financing         312,500        100,000                                                                  100,000

Beneficial conversion feature of
  convertible notes                                                100,000                                                  100,000

Unrealized (loss) on marketable
  securities                                                                     (3,873)                 ($     3,873)       (3,873)

Reclassification adjustment for
  losses included in net loss                                                     65,942                        65,942        65,942

Net loss                                                                                       (540,019)     (540,019)     (540,019)
                                  ---------   ------------    ------------  ------------   ------------     ---------   -----------

Total comprehensive (loss)                                                                               ($   477,950)
                                                                                                         ============


Balance, March 31, 2003           7,802,329   $ 25,735,960    $  1,587,891  $       --     ($27,351,588)               ($    27,737)
                                  =========   ============    ============  ============   ============                 ===========








                             PROTOSOURCE CORPORATION
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                            THREE-MONTH PERIOD
                                                                   ENDED
                                                                 MARCH 31,
                                                             2003         2002
                                                          ---------    ---------

                          INCREACE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                               ($540,019)   ($580,228)
   Adjustments to reconcile net loss to net cash
       (used in) operating activities:
     Depreciation and amortization                            2,182       12,862
     Provision for bad debts                                   --          2,950
     Loss on sale of marketable securities                   65,942       65,021
     Amortization of debt issuance costs                    281,711       23,063
     Amortization of beneficial conversion
       feature of notes payable                             100,000      240,000
   Changes in operating assets and liabilities:
     Accounts receivable                                    (22,319)         482
     Prepaid expenses and other assets                         --         30,735
     Accounts payable                                        31,462       13,574
     Accrued expenses                                        27,242        6,883
     Deferred revenue                                          --         (4,000)
                                                          ---------    ---------

              Net cash (used in) operating activities       (53,799)    (188,658)
                                                          ---------    ---------

Cash flows from investing activities:
   Increase in notes receivable                             (50,713)    (375,000)
   Deposits                                                    --           (500)
   Proceeds from sale of marketable securities                7,051      183,129
                                                          ---------    ---------

              Net cash (used in) investing activities       (43,662)    (192,371)
                                                          ---------    ---------

Cash flows from financing activities:
   Proceeds from borrowings                                 100,000      300,000
   Payments on notes payable                                 (5,210)     (19,233)
   Debt issuance costs incurred                                --         (6,750)
                                                          ---------    ---------

              Net cash provided by financing activities      94,790      274,017
                                                          ---------    ---------

Net (decrease) in cash                                       (2,671)    (107,012)

Cash at beginning of period                                   2,671      118,265
                                                          ---------    ---------

Cash at end of period                                     $    --      $  11,253
                                                          =========    =========



                             CONTINUED ON NEXT PAGE

See accompanying notes.

- 6 -

                             PROTOSOURCE CORPORATION
                             -----------------------

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


                                                            THREE-MONTH PEROD
                                                                  ENDED
                                                                 MARCH 31,
                                                             2003         2002
                                                          ---------    ---------


               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                               $  34,199    $   7,790
                                                          ---------    ---------
   Income taxes                                           $    --      $    --
                                                          ---------    ---------




    SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with financing     $ 100,000    $ 270,000
Unrealized (gain) loss on marketable securities             (62,069)      29,959




See accompanying notes.

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003
                                   (unaudited)
--------------------------------------------------------------------------------

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 previously filed with the Securities and Exchange Commission.

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

     The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plans include the following:

     o In February, 2003, the Company signed an Agreement and Plan of Merger with P2i, Inc. ("P2i") to acquire P2i's Print-to-Internet business in exchange for a controlling interest in the Company.

     o Obtaining additional working capital through the sale of common stock or debt securities.

     If management cannot achieve the above objectives, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.


2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Net (loss) per basic and diluted share of common stock:

     Basic loss per share is calculated using the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method.

                             PROTOSOURCE CORPORATION
                             -----------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003
                                   (unaudited)
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies - Continued
     ------------------------------------------------------

     The basic and diluted loss per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 3,542,000 and 3,618,500 shares of common stock at March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share.

     Stock-based compensation:

     The Company adopted SFAS No. 123, "Accounting for Stock-based Compensation" for its stock-based compensation plans. The Company will continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the following pro forma amounts for the three-month periods ended March 31, 2003 and 2002.

                                                       2003          2002
                                                      ---------    ---------

     Net loss:
       As reported                                   ($540,019)   ($580,228)
       Deduct:
          Total stock-based compensation
            determined under Black-Scholes
            option valuation model for all awards,
            net of income taxes                           --        (26,000)
                                                     ---------    ---------

       Pro forma                                     ($540,019)   ($606,228)
                                                     =========    =========


     Net loss per share of common stock:
       As reported                                   ($    .07)   ($    .10)
       Pro forma                                     ($    .07)   ($    .10)

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future periods. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for each period:

     Risk free interest rate                               4.95%
     Expected life                                         5 years
     Expected volatility                                   76.5%
     Expected dividend yield                               None

                             PROTOSOURCE CORPORATION
                             -----------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003
                                   (unaudited)
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies - Continued
     ------------------------------------------------------

     Reclassifications:

     Certain amounts in the prior period have been reclassified to conform to the current period presentation.


3.   Pending Sale of ISP Division
     ----------------------------

     Effective May 1, 2002, the Company entered into an agreement to sell substantially all of the assets of the ISP division to Brand X Networks, Inc., a California Corporation, for $632,000. The assets have been held and operated by Brand X Networks, Inc. for its purposes since May 1, 2002, at which time the Company discontinued its ISP operations. On April 14, 2003, the Company completed a fifth amendment to the purchase agreement with Brand X pursuant to which the Company has agreed to accept an aggregate payment of $632,000 for the ISP Division, less credits to Brand X of $112,686. Of such amount, $200,000 shall be paid through the provision of services to the Company from Brand X. The balance shall be paid at the rate of approximately $5,171 per month, until completely paid. The closing of the asset sale shall take place upon the earlier of (i) approval of such sale by the shareholders of the Company, or (ii) ten days after the acquisition of P2i Newspaper.

     The results of the Company's operations for all periods presented have been restated for the discontinued operations of the ISP division.

     A summary of operating results of this discontinued operation for the three-month period ended March 31, 2002 follows:


     Net revenues                                                $ 342,395
     Operating expenses                                            396,097
                                                                 ---------

     Operating loss                                                (53,702)
     Other income                                                    4,475
                                                                 ---------

     Net loss                                                    ($ 49,227)
                                                                 =========


4.   Proposed Acquisition
     --------------------

     On February 13, 2003, the Company announced an agreement and Plan of Merger to acquire all of the outstanding capital stock of P2i Newspaper, Inc., a Delaware corporation ("P2i Newspaper") and a wholly-owned subsidiary of P2i, Inc., a Pennsylvania corporation ("P2i"), in exchange for the issuance of up to 19,383,531 shares of ProtoSource common stock and satisfaction of the existing P2i debt to the Company (the "Agreement").

     The 19,383,531 shares will be reduced by the number of shares equal to the total fees incurred to audit the financial statements of P2i or P2i Newspaper, divided by $0.50 (the "Adjusted Shares"). The P2i Newspaper shareholders shall receive 10 shares of ProtoSource common stock for each

                             PROTOSOURCE CORPORATION
                             -----------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003
                                   (unaudited)
--------------------------------------------------------------------------------

     $1.00 of gross income (as defined in the Agreement) earned by P2i Newspaper during calendar years 2003-2005, calculated quarterly, up to the total number of Adjusted Shares. The Adjusted Shares shall be subject to a three-year lock-up, which may be released upon the stock price and volume reaching established thresholds.

4.   Proposed Acquisition - Continued
     --------------------------------

     The Company loaned P2i $50,000 in 2001, $995,280 in 2002, $57,763 between
     January 1, 2003 and March 31, 2003, and has loaned an additional $42,660 through April 30, 2003. The loans to P2i are in the form of demand notes which, in the event that the merger does not get completed, will be due on demand. The notes accrue interest at the rate of 8% per annum. Subject to the conditions of the Agreement and Plan of Merger, the closing date for the transaction must occur by August 12, 2003. The ultimate repayment of this receivable is highly dependent upon the completion of the merger.

     Upon closing of the transaction, ProtoSource will appoint Thomas Butera, President of P2i, as a director of ProtoSource, and Mr. Butera, together with Peter Wardle, President of ProtoSource, shall have the right to appoint three members to the Board of Directors of ProtoSource. The closing of this Agreement is subject to approval by the shareholders of ProtoSource and P2i Newspaper, and other customary terms and conditions. After the acquisition, P2i Newspaper will become a wholly-owned subsidiary of the Company. P2i Newspaper is a leader in the conversion of print content into Web content, and its clients include newspapers from the Tribune, McClatchy Copley and Gannett newspaper groups in the US, Northcliffe and Tindle newspaper groups in the UK, as well as many others. In addition to its headquarters in Pennsylvania, P2i Newspaper has a West Coast Sales office and its data conversion center is located in the Multimedia Super Corridor in Kuala Lumpur, Malaysia.


5.   Recently Issued Accounting Standards
     ------------------------------------

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

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

Certain statements in this section and elsewhere in this quarterly report on Form 10-QSB are forward-looking in nature and relate to the Company's plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "projects," "forecasts," "believes," and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the private securities litigation reform act of 1995 and speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks and uncertainties and should be viewed with caution. Actual results and experience may differ materially from those expressed or implied by the forward-looking statements as a result of many factors, including, without limitation, those set forth under "Description of Business" in the Company's most recent Annual Report on Form 10-KSB. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Results of Operations
---------------------

Three Months ended March 31, 2003 vs. Three Months ended March 31, 2002

Net revenues - For the three months ended March 31, 2003, net revenues were $0. For the three months ended March 31, 2002, revenues were $342,395, all of which are included in discontinued operations. Under the terms of a conditional agreement entered on May 1, 2002, the ISP and Web development assets of the Company have been operated by Brand X Networks since that date and have been classified as discontinued operations.

Operating expenses - For the three months ended March 31, 2003, operating expenses totaled $87,758 versus $190,691 in 2002. The Company's general and administrative expenses decreased by $102,933, principally the result of payroll and related costs associated with employees who are no longer with the Company. The operations of the ISP for the three-month period ended March 31, 2002 have been classified as discontinued operations and the related operating expenses of the ISP have not been included in the aforementioned discussion.

Interest expense - Interest expense totaled $415,910 for the three-month period ended March 31, 2003 versus $275,289 in the same period in 2002. The increase in interest expense is a result of the convertible notes obtained during 2002 and 2003 to fund the operations of the Company and P2i pending the merger. A significant component of interest expense includes amortization of debt issuance costs in each year.

Other (charges) - Other charges included losses on the sale of marketable securities (Dauphin Technology, Inc. common stock) of $65,942 and $65,021 in 2003 and 2002, respectively.

Discontinued operations - Operations of the ISP division were discontinued under the terms of the Brand X agreement. On April 14, 2003, the Company completed a fifth amendment to the purchase agreement with Brand X pursuant to which the Company has agreed to accept an aggregate payment of $632,000 for the ISP Division, less credits to Brand X of $112,686. Of such amount, $200,000 shall be paid through the provision of services to the Company from Brand X. The balance shall be paid at the rate of approximately $5,171 per month, until completely paid. The closing of the asset sale shall take place upon the earlier of (i) approval of such sale by the shareholders of the Company, or (ii) ten days after the acquisition of P2i Newspaper.

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

For the three months ended March 31, 2003, we used cash of $53,799 for operating activities, used net cash of $43,662 in investing activities and were provided net cash of $94,790 from financing activities. We had negative working capital of $508,341 at March 31, 2003. As of March 31, 2003, we had $0 in cash and $1,896,077 of total liabilities.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Liquidity and Capital Resources - Continued
-------------------------------------------

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

On August 22, 2000, we acquired all the outstanding common stock of Suncoast Automation, Inc. in exchange for 1,303,072 shares of our common stock. Although we did not obtain an independent appraisal of the fair market value of Suncoast, we based our valuation on the cable television industry standard at that time of $5,000 per subscriber. On May 17, 2001, we entered into a Term Sheet to sell the assets of Suncoast Automation to Dauphin Technology, Inc. (DNTK.OB), an Illinois corporation. The sale was concluded effective July 1, 2001. As a result of the sale, we received 766,058 shares of Dauphin common stock of which 38,303 shares were paid to our investment banker, AAWC. Dauphin also agreed to assume $140,269 in Suncoast liabilities. In conjunction with the sale, we negotiated approximately $362,498 of Suncoast-related liabilities for 268,466 shares of our common stock and approximately $3,300 in cash. The write-down in connection with this sale was recorded in the second quarter of 2001. The Dauphin Technology stock we received was registered effective September 22, 2001. The Company began liquidation of a portion of the securities in October 2001. Proceeds from the sale of securities will be used to fund the Company's operations. During the three months ended March 31, 2003, the remaining shares were liquidated.

On December 14, 2001, after exploring numerous alternatives, the Company entered into a term sheet to acquire P2i for 22,768,412 shares of our common stock.

In March, 2002, the Company entered into an agreement with AAWC to act as placement agent for the sale of convertible notes aggregating at least $300,000. The notes are secured by certain assets of the Company and accrue interest at 10% per annum. P2i has agreed to pay all the costs and obligations incurred with this financing. The funding was completed during March 2002 and AAWC was paid a 10% commission and a 3% non-accountable expense allowance.

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Liquidity and Capital Resources - Continued
-------------------------------------------

On May 1, 2002, the Company entered into a conditional agreement to sell the assets of the Fresno-based ISP business to Brand X Networks. Brand X Networks is a privately-held California-based company whose principal shareholders were former employees of the Company. The Company agreed to lay off the remaining employees based in Fresno on April 30, 2002. Most terminated employees were hired by Brand X. Additionally, Brand X has assumed financial and operational responsibility for the ISP business. On April 14, 2003, the Company completed a fifth amendment to the purchase agreement with Brand X pursuant to which the Company has agreed to accept an aggregate payment of $632,000 for the ISP Division, less credits to Brand X of $112,686. Of such amount, $200,000 shall be paid through the provision of services to the Company from Brand X. The balance shall be paid at the rate of approximately $5,171 per month, until completely paid. The closing of the asset sale shall take place upon the earlier of (i) approval of such sale by the shareholders of the Company, or (ii) ten days after the acquisition of P2i Newspaper.

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

The number of shares of restricted common stock to be issued to P2i has subsequently been revised to 19,383,531 shares (subject to earn-out through 2005) which will result in an ownership of approximately 66% by the stockholders of P2i, on a fully diluted basis assuming conversion of certain bridge loans into common stock, the balance being held by the current stockholders of ProtoSource. After the acquisition of P2i is completed, the Board of Directors of Protosource will consist of seven members. One member shall be appointed by the investment banker, AAWC (this appointment must be approved by P2i but can't be unreasonably withheld). One member shall be appointed by Suncoast under the terms of the Suncoast sale agreement and will expire in accordance with that agreement to be replaced by a Wardle/Butera appointment. Messrs. Wardle and Butera will be on the Board and they shall appoint the two independent members plus one other as long as they hold 25% or more of P2i New Media, Inc. (see below), collectively, and P2i New Media, Inc. owns 25% or more of ProtoSource. In the event that P2i's ownership drops below 25% but is not less than 10%, P2i shall appoint one board member. In the event that P2i's ownership drops below 10%, P2i shall not have the right to appoint any board member. ProtoSource and P2i both used the same investment banker to represent them in the transaction and each will pay the investment banker a fee based on the value of the

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Liquidity and Capital Resource - Continued
------------------------------------------

transaction using a pre-set formula. The investment banking fees to be paid are $406,844 by ProtoSource and $413,422 by P2i. The amounts paid to the investment banker will be paid through the issuance of common stock, which is restricted for a three-year period, based on an agreed-upon value of $.50 per share at the time of signing the term sheet, or 813,688 shares for ProtoSource and 826,844 shares for P2i. The shares to be issued for P2i's investment banking fees will be subtracted from the shares to be issued to the P2i stockholders for the acquisition. P2i's remaining catalog and new media business will stay with P2i and ProtoSource will change its name to P2i NewMedia, Inc. However, ProtoSource will increase its ownership in P2i from the current 2.18% (506,225 shares) to 19.8%. The consideration to be paid is $1,100,000 comprising the forgiveness of P2i debt to ProtoSource ($829,400 at the time the term sheet was approved) and the balance in the form of a six-month note commencing the day the merger is approved by shareholders of ProtoSource.

During 2002, the Company entered into an agreement with AAWC to act as a placement agent for the sale of convertible notes aggregating $1,300,000. The notes are secured by stock in P2i and accrue interest at 10% per annum. The Company pays the cost and obligations of the first $200,000 incurred with this financing and P2i has agreed to pay all remaining costs and obligations. Through March 31, 2003, $1,225,000 in funding had been completed. AAWC was paid a 10% commission and a 3% non-accountable expense. Substantially all of the proceeds from these notes have been loaned to P2i. The loans are in the form of demand notes which accrue interest at 8% per annum.

On July 1, 2001, an agreement was entered into with Dauphin Technology, Inc. where Dauphin Technoloy, Inc. is to pay the two leases guaranteed by ProtoSource for leased equipment located at Suncoast Automation's locations.

Critical Accounting Policies and Estimates
------------------------------------------

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

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (and superceded in 2001 by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"), the Company recorded impairment charges through December 31, 2002 to reduce the carrying value of its investment in P2i to $105,000.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $5,505,000 as of March 31, 2003 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Critical Accounting Policies and Estimates - Continued
------------------------------------------------------

Through March 31, 2003, the Company has advanced $1,103,043 to P2i, a company whose Chief Executive Officer serves in the same capacity at ProtoSource Corporation. The ultimate repayment of this receivable is highly dependent upon the completion of a merger between P2i's Newspaper Division and the Company which the Company believes will occur prior to August 12, 2003.


Item 3. CONTROLS AND PROCEDURES.

     Within the 90 days prior to the date of filing of this quarterly report on Form 10-QSB, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                             PROTOSOURCE CORPORATION
                             -----------------------

                                OTHER INFORMATION
                                   (unaudited)
--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

     From time to time the Company is subject to litigation incidental to its business. The Company is not currently a party to any material legal proceedings

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the three-month period ended March 31, 2002, the Company issued promissory notes totaling $100,000 to various individuals. Each note has a one-year maturity, carries interest at 10% per annum, and includes a conversion feature which permits the holder to convert this principal and accrued interest into the Company's common stock any time prior to the due date of the note. The conversion rate is the amount to be converted divided by 50% of the average closing bid price of the common stock for the five trading days prior to the date of the note.

     Also in connection with the issuance of these notes, the Company issued to the note holder 312,000 shares of common stock valued at $100,000, and 10,000 warrants to the placement agent which had a deminimis value.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

Item 5. OTHER INFORMATION.

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     The following exhibits are filed with this report:


     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

     During the quarterly period ended March 31, 2003, the Company filed no report on Form 8-K.

                             PROTOSOURCE CORPORATION
                             -----------------------

                                    SIGNATURE
--------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 PROTOSOURCE CORPORATION



                                                 /s/ Peter Wardle
                                                 ----------------
                                                 Peter Wardle,
                                                 Chief Executive Officer/
                                                 Chief Financial Officer


Date: May 15, 2003

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Peter Wardle, Chief Executive Officer and Chief Financial Officer of Protosource Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Protosource Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Dated:   May 15, 2003                      /s/ PETER WARDLE
                                           ----------------
                                           Peter Wardle, Chief Executive
                                           Officer and Chief Financial Officer