Form 10QSB
period 2003-06-30
PROTOSOURCE CORP
filed 2003-08-14
CIK 932772

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                             REPORTING REQUIREMENTS


                                   Form 10-QSB


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-25594


                             PROTOSOURCE CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)


          California                                           77-0190772
(State or other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                            Identification Number)

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

                                 Yes [X] No [ ]

There were 8,914,829 shares of the registrant's common stock, no par value outstanding as of June 30, 2003.

                             PROTOSOURCE CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 2003
--------------------------------------------------------------------------------



                                      INDEX
                                      -----


Part I - Financial Information (unaudited):


         Item 1.  Condensed consolidated balance sheet -
                  June 30, 2003                                             3

                  Condensed consolidated statement of operations
                  for the six-month and three-month periods ended
                  June 30, 2003 and 2002                                    4

                  Condensed consolidated statement of stockholders'
                  equity (deficiency) for the six-month period
                  ended June 30, 2003                                       5

                  Condensed consolidated statement of cash flows
                  for the six-month periods ended June 30, 2003
                  and 2002                                                6 & 7

                  Notes to condensed consolidated financial
                  statements - June 30, 2003                             8 to 12

         Item 2.  Management's discussion and analysis of
                  financial condition and results of operations         13 to 19


Part II - Other Information

                  Other Information                                        20

                  Signature                                                21




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


                               PROTOSOURCE CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEET
                                    JUNE 30, 2003
                                     (unaudited)
------------------------------------------------------------------------------------
                                       ASSETS

Current assets:
   Cash                                                                 $      1,557
   Interest receivable                                                        96,905
   Notes receivable                                                        1,309,153
   Assets held for sale                                                      178,115
   Prepaid expenses and other                                                  2,151
                                                                        ------------

           Total current assets                                            1,587,881
                                                                        ------------

Property and equipment under capital least, at cost, net of
   accumulated amortization of $17,453                                        43,642
                                                                        ------------

Other assets:
   Debt issuance costs, net of accumulated amortization of $1,156,267        404,512
   Investment in corporation                                                 105,000
   Deposits                                                                    1,500
                                                                        ------------

           Total other assets                                                511,012
                                                                        ------------

           Total assets                                                 $  2,142,535
                                                                        ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                        $  1,525,000
   Current portion of obligations under capital leases                        12,122
   Accounts payable                                                           79,777
   Accrued expenses                                                          392,737
   Deferred revenue                                                           19,344
   Liabilities to be assumed upon sale                                       155,332
                                                                        ------------

           Total current liabilities                                       2,184,312
                                                                        ------------

Obligations under capital leases, non-current portion                         29,338
                                                                        ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, no par value; 5,000,000 shares
     authorized, none issued and outstanding                                    --
   Common stock, no par value; 10,000,000 shares
     authorized, 8,914,829 shares issued and outstanding                  26,035,960
   Additional paid-in capital                                              1,887,891
   Accumulated deficit                                                   (27,994,966)
                                                                        ------------

           Net stockholders' deficiency                                      (71,115)
                                                                        ------------

           Total liabilities and net stockholders' deficiency           $  2,142,535
                                                                        ============


See accompanying notes.


                                      PROTOSOURCE CORPORATION

                          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                            (unaudited)
---------------------------------------------------------------------------------------------------

                                                    SIX-MONTH                    THREE-MONTH
                                                  PERIOD ENDED                   PERIOD ENDED
                                                     JUNE 30,                      JUNE 30,
                                               2003           2002           2003           2002
                                           -----------    -----------    -----------    -----------

Operating expenses:
   General and administrative              $   159,498    $   301,539    $    73,921    $   113,029
   Depreciation and amortization                 4,363          4,364          2,182          2,182
                                           -----------    -----------    -----------    -----------

           Total operating expenses            163,861        305,903         76,103        115,211
                                           -----------    -----------    -----------    -----------

Operating loss                                (163,861)      (305,903)       (76,103)      (115,211)
                                           -----------    -----------    -----------    -----------

Other income (charges):
   Interest income                              47,349           --           25,029           --
   Other income                                 11,737          2,892          4,465          2,892
   Interest expense                         (1,012,680)      (627,777)      (596,769)      (352,487)
   Loss on sale of marketable securities       (65,942)       (94,896)          --          (29,876)
                                           -----------    -----------    -----------    -----------

           Net other charges                (1,019,536)      (719,781)      (567,275)      (379,471)
                                           -----------    -----------    -----------    -----------

Net loss from continuing operations         (1,183,397)    (1,025,684)      (643,378)      (494,682)

Discontinued operations:
   Gain (loss) from discontinued
     operations - ISP                             --          (33,829)          --           15,397
                                           -----------    -----------    -----------    -----------

Net loss                                   ($1,183,397)   ($1,059,513)   ($  643,378)   ($  479,285)
                                           ===========    ===========    ===========    ===========

Net loss per basic and diluted share of
  common stock:
   Continuing operations                   ($      .15)   ($      .17)   ($      .08)   ($      .08)
   Discontinued operations                        --             (.01)          --             --
                                           -----------    -----------    -----------    -----------

           Net loss                        ($      .15)   ($      .18)   ($      .08)   ($      .08)
                                           ===========    ===========    ===========    ===========



Weighted average number of
   basic and diluted common
   shares outstanding                        7,833,753      5,926,972      8,047,468      6,094,042
                                           ===========    ===========    ===========    ===========


See accompanying notes.



                                              PROTOSOURCE CORPORATION AND SUBSIDIARY

                               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                           FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003
                                                            (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                          Accumulated                      Current
                                 Common Stock             Additional         Other                         Period
                         ----------------------------      Paid-In       Comprehensive  Accumulated     Comprehensive
                            Shares          Amount         Capital       Income (Loss)    Deficit       Income (Loss)     Total
                         ------------    ------------    ------------    ------------   ------------    ------------   ------------

Balance, December
  31, 2002                  7,489,829    $ 25,635,960    $  1,487,891    ($    62,069)  ($26,811,569)           --     $    250,213

Issuance of common
  stock in connection
  with financing            1,425,000         400,000                                                                       400,000

Beneficial conversion
  feature of
  convertible notes                                           400,000                                                       400,000

Unrealized (loss) on
  marketable
  securities                                                                   (3,873)                 ($     3,873)        (3,873)

Reclassification
  adjustment for
  losses included in
  net loss                                                                     65,942                         65,942         65,942

Net loss                                                                                  (1,183,397)     (1,183,397)    (1,183,397)
                         ------------    ------------    ------------    ------------   ------------    ------------   ------------

Total comprehensive
  (loss)                                                                                                ($ 1,121,328)
                                                                                                        ============


Balance, June 30, 2003      8,914,829    $ 26,035,960    $  1,887,891    $       --     ($27,994,966)                  ($    71,115)
                         ============    ============    ============    ============   ============                   ============


See accompanying notes.



                               PROTOSOURCE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (unaudited)
------------------------------------------------------------------------------------

                                                               SIX-MONTH PERIOD
                                                                     ENDED
                                                                    JUNE 30,
                                                              2003           2002
                                                          -----------    -----------

                            INCREACE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                               ($1,183,397)   ($1,059,513)
   Adjustments to reconcile net loss to net cash
       (used in) operating activities:
     Depreciation and amortization                              4,363         18,606
     Provision for bad debts                                     --            2,950
     Loss on sale of marketable securities                     65,942         94,896
     Amortization of debt issuance costs                      539,031        138,290
     Amortization of beneficial conversion
       feature of notes payable                               400,000        471,388
   Changes in operating assets and liabilities:
     Interest receivable                                      (47,349)        (5,696)
     Prepaid expenses and other assets                           --           35,866
     Assets and liabilities held for sale                        --           (2,243)
     Accounts payable                                          (1,057)        19,139
     Accrued expenses                                          76,785        (22,720)
     Deferred revenue                                          10,343         (4,000)
                                                          -----------    -----------

              Net cash (used in) operating activities        (135,339)      (313,037)
                                                          -----------    -----------

Cash flows from investing activities:
   Increase in notes receivable                              (263,873)      (639,400)
   Deposits                                                    (1,000)          (500)
   Deferred costs of sale                                        --          (10,000)
   Proceeds from sale of marketable securities                  7,051        197,354
                                                          -----------    -----------

              Net cash (used in) investing activities        (257,822)      (452,546)
                                                          -----------    -----------

Cash flows from financing activities:
   Proceeds from borrowings                                   400,000        750,000
   Payments on obligations under capital leases                (7,953)       (25,419)
   Debt issuance costs incurred                                  --          (32,749)
                                                          -----------    -----------

              Net cash provided by financing activities       392,047        691,832
                                                          -----------    -----------

Net (decrease) in cash                                         (1,114)       (73,751)

Cash at beginning of period                                     2,671        118,265
                                                          -----------    -----------

Cash at end of period                                     $     1,557    $    44,514
                                                          ===========    ===========

                               CONTINUED ON NEXT PAGE

See accompanying notes.



                             PROTOSOURCE CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (unaudited)
---------------------------------------------------------------------------------

                                                             SIX-MONTH PEROD
                                                                  ENDED
                                                                 JUNE 30,
                                                            2003           2002
                                                          --------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                               $ 73,649       $ 18,877
                                                          --------       --------
   Income taxes                                           $   --         $   --
                                                          --------       --------




SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with financing     $400,000       $695,000
Issuance of warrants in connection with financing             --           42,319





See accompanying notes.



                             PROTOSOURCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003
                                   (unaudited)
--------------------------------------------------------------------------------

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 previously filed with the Securities and Exchange Commission.

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

                             PROTOSOURCE CORPORATION

                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003
                                   (unaudited)
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies - Continued
     ------------------------------------------------------

     The basic and diluted loss per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 1,310,000 and 3,513,500 shares of common stock at June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share.

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

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the following pro forma amounts for the six-month periods ended June 30, 2003 and 2002.

                                                         2003           2002
                                                     -----------    -----------

     Net loss:
       As reported                                   ($1,183,397)   ($1,059,513)
       Deduct:
          Total stock-based compensation
            determined under Black-Scholes
            option valuation model for all awards,
            net of income taxes                             --          (26,000)
                                                     -----------    -----------

       Pro forma                                     ($1,183,397)   ($1,085,513)
                                                     ===========    ===========


     Net loss per share of common stock:
       As reported                                   ($      .15)   ($      .18)
       Pro forma                                     ($      .15)   ($      .18)


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
     Expected dividend yield                                None

                             PROTOSOURCE CORPORATION

                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003
                                   (unaudited)
--------------------------------------------------------------------------------

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

     A summary of operating results of this discontinued operation for the three-month and six-month periods ended June 30, 2002 follows:

                                             3 MONTH PERIOD   6 MONTH PERIOD
                                              ENDED 6/30/02    ENDED 6/30/02
                                              -------------    -------------

     Net revenues                               $ 110,782        $ 453,177
     Operating expenses                            90,175          486,270
                                                ---------        ---------

     Operating income (loss)                       20,607          (33,093)
     Other expenses                                (5,210)            (736)
                                                ---------        ---------

     Net gain (loss)                            $  15,397        ($ 33,829)
                                                =========        =========

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

     The 19,383,531 shares will be reduced by the number of shares equal to the total fees incurred to audit the financial statements of P2i or P2i Newspaper, divided by $0.50 (the "Adjusted Shares"). The P2i Newspaper shareholders shall receive 10 shares of ProtoSource common stock for each

                             PROTOSOURCE CORPORATION

                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003
                                   (unaudited)
--------------------------------------------------------------------------------

4.   Proposed Acquisition - Continued
     --------------------------------

     $1.00 of gross income (as defined in the Agreement) earned by P2i Newspaper during calendar years 2003-2005, calculated quarterly, up to the total number of Adjusted Shares. The Adjusted Shares shall be subject to a three-year lock-up, which may be released upon the stock price and volume reaching established thresholds.

     The Company loaned P2i $50,000 in 2001, $995,280 in 2002, and $263,873 between January 1, 2003 and June 30, 2003. The loans to P2i are in the form of demand notes which, in the event that the merger does not get completed, will be due on demand. The notes accrue interest at the rate of 8% per annum. Subject to the conditions of the Agreement and Plan of Merger, the closing date for the transaction must occur by August 12, 2003. The ultimate repayment of this receivable is highly dependent upon the completion of the merger.

     Upon closing of the transaction, ProtoSource will appoint Thomas Butera, President of P2i, as a director of ProtoSource, and Mr. Butera, together with Peter Wardle, President of ProtoSource, shall have the right to appoint three members to the Board of Directors of ProtoSource. The closing of this Agreement is subject to approval by the shareholders of ProtoSource and P2i Newspaper, and other customary terms and conditions. After the acquisition, P2i Newspaper will become a wholly-owned subsidiary of the Company. P2i Newspaper is a leader in the conversion of print content into Web content, and its clients include newspapers from the Tribune, McClatchy Copley and Gannett newspaper groups in the United States, Northcliffe and Tindle newspaper groups in the United Kingdom, as well as many others. In addition to its headquarters in Pennsylvania, P2i Newspaper has a West Coast sales office and its data conversion center is located in the Multimedia Super Corridor in Kuala Lumpur, Malaysia.


5.   Notes Payable
     -------------

     During the six months ended June 30, 2003, the Company issued $400,000 of promissory notes in exchange for amounts borrowed from individuals. The notes mature in one year from date of issuance with interest payable at 10% per annum and each with a conversion feature which permits the Holder to convert the principal and accrued interest into the Company's common stock at any time prior to the due date of the repayment of the note by the Company. The conversion rate is generally the amount to be converted divided by 50% of the average closing bid price of the common stock for the five trading days prior to the date of the note. An amount of approximately $400,000 has been recognized in 2003 as interest expense and additional paid-in capital as the result of the beneficial conversion feature of these notes.

     Also in connection with the issuance of these notes, the Company issued 1,425,000 shares of common stock valued at $400,000. In addition, the Company issued 20,000 warrants, which have a deminimis value, to the underwriter. These amounts are being amortized to interest expense on a monthly basis over the one-year term of the notes.

                             PROTOSOURCE CORPORATION

                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003
                                   (unaudited)
--------------------------------------------------------------------------------

6.   Recently Issued Accounting Standards
     ------------------------------------

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


Results of Operations
---------------------

Six Months ended June 30, 2003 vs. Six Months ended June 30, 2002

Net revenues - For the six months ended June 30, 2003, net revenues were $0. For the six months ended June 30, 2002, revenues were $453,177, all of which are included in discontinued operations. Under the terms of a conditional agreement entered on May 1, 2002, the ISP and Web development assets of the Company have been operated by Brand X Networks since that date and have been classified as discontinued operations.

Operating expenses - For the six months ended June 30, 2003, operating expenses totaled $163,861 versus $305,903 in 2002. The Company's general and administrative expenses decreased by $142,042, principally the result of payroll and related costs associated with employees who are no longer with the Company. The operations of the ISP for the six-month period ended June 30, 2002 have been classified as discontinued operations and the related operating expenses of the ISP have not been included in the aforementioned discussion.

Interest expense - Interest expense totaled $1,012,680 for the six-month period ended June 30, 2003 versus $627,777 in the same period in 2002. The increase in interest expense is a result of the convertible notes obtained during 2002 and 2003 to fund the operations of the Company and P2i pending the merger. A significant component of interest expense includes amortization of debt issuance costs in each year.

Other (charges) - Other charges included losses on the sale of marketable securities (Dauphin Technology, Inc. common stock) of $65,942 and $94,896 in 2003 and 2002, respectively.

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

                             PROTOSOURCE CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Three Months ended June 30, 2003 vs. Three Months ended June 30, 2002

Net revenues - For the three months ended June 30, 2003, net revenues were $0. For the three months ended June 30, 2002, revenues were $110,782, all of which are included in discontinued operations. Under the terms of a conditional agreement entered on May 1, 2002, the ISP and Web development assets of the Company have been operated by Brand X Networks since that date and have been classified as discontinued operations.

Operating expenses - For the three months ended June 30, 2003, operating expenses totaled $76,103 versus $115,211 in 2002. The Company's general and administrative expenses decreased by $39,000, principally the result of payroll and related costs associated with employees who are no longer with the Company. The operations of the ISP for the three-month period ended June 30, 2002 have been classified as discontinued operations and the related operating expenses of the ISP have not been included in the aforementioned discussion.

Interest expense - Interest expense totaled $596,769 for the three-month period ended June 30, 2003 versus $352,487 in the same period in 2002. The increase in interest expense is a result of the convertible notes obtained during 2002 and 2003 to fund the operations of the Company and P2i pending the merger. A significant component of interest expense includes amortization of debt issuance costs in each year.

Other (charges) - Other charges included losses on the sale of marketable securities (Dauphin Technology, Inc. common stock) of $29,876 during the three-months ended June 30, 2002.

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

                             PROTOSOURCE CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

For the six months ended June 30, 2003, we used cash of $135,339 for operating activities, used net cash of $257,822 in investing activities and were provided net cash of $392,047 from financing activities. We had negative working capital of $596,431 at June 30, 2003. As of June 30, 2003, we had $1,557 in cash and $2,213,650 of total liabilities.

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

On September 17, 2002, the Board of Directors approved a revised term sheet restructuring the P2i acquisition. Under the new terms, ProtoSource will acquire the Newspaper portion of P2i's business through the acquisition of specific assets which include the entire newspaper related customer base, technology, intellectual property and P2i's production company located just south of Kuala Lumpur, Malaysia. In addition, key P2i employees will transition with the business. These assets and the key employees have been transferred to P2i Newspaper, Inc., a wholly-owned subsidiary of P2i formed specifically for this purpose. The acquisition of P2i by ProtoSource will be accounted for by the purchase method of accounting as a reverse acquisition. For accounting purposes, P2i is considered to be the acquirer and ProtoSource is the acquiree.

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

                             PROTOSOURCE CORPORATION

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

During 2002, the Company entered into an agreement with AAWC to act as a placement agent for the sale of convertible notes aggregating $1,300,000. The notes are secured by stock in P2i and accrue interest at 10% per annum. The Company pays the cost and obligations of the first $200,000 incurred with this financing and P2i has agreed to pay all remaining costs and obligations. Through June 30, 2003, $1,225,000 in funding had been completed. AAWC was paid a 10% commission and a 3% non-accountable expense. Substantially all of the proceeds from these notes have been loaned to P2i. The loans are in the form of demand notes which accrue interest at 8% per annum.

During the six-month period ended June 2003, the Company entered into an agreement with AAWC to act as a placement agent for the sale of convertible notes aggregating $100,000. The notes are secured by stock in P2i and accrue interest at 10% per annum. P2i has agreed to pay the related costs and obligations. Through June 30, 2003, $100,000 in funding had been completed. AAWC was paid a 10% commission and a 3% non-accountable expense. Substantially all of the proceeds from these notes have been loaned to P2i. The loans are in the form of demand notes which accrue interest at 8% per annum.

During May 2003, the Company entered into an agreement with Carl R. Butera for the sale of a convertible note aggregating $200,000. The note is secured by stock in P2i and accrues interest at 10% per annum. Substantially all of the proceeds from this note have been loaned to P2i. The loan is in the form of a demand note which accrues interest at 8% per annum.

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

                             PROTOSOURCE CORPORATION

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

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $5,505,000 as of June 30, 2003 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

Through June 30, 2003, the Company has advanced $1,309,153 to P2i, a company whose Chief Executive Officer serves in the same capacity at ProtoSource Corporation. The ultimate repayment of this receivable is highly dependent upon the completion of a merger between P2i's Newspaper Division and the Company which the Company believes will occur prior to August 12, 2003.



Item 3. CONTROLS AND PROCEDURES.


     (a) The Chief Executive Officer and the Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company's system of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing of this Form 10-QSB. As a result of that evaluation, they have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) There have been no significant changes in the Company's system of internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. There were no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective actions.

                             PROTOSOURCE CORPORATION

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

     During the three-month period ended June 30, 2003, the Company issued promissory notes totaling $300,000 to various individuals. Each note has a one-year maturity, carries interest at 10% per annum, and includes a conversion feature which permits the holder to convert this principal and accrued interest into the Company's common stock any time prior to the due date of the note. The conversion rate is the amount to be converted divided by 50% of the average closing bid price of the common stock for the five trading days prior to the date of the note.

     Also in connection with the issuance of these notes, the Company issued to the note holders 1,112,500 shares of common stock valued at $300,000, and 10,000 warrants to the underwriter which had a deminimis value.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

Item 5. OTHER INFORMATION.

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     The following exhibits are filed with this report:

     Exhibit 31.1 - Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 - Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K.

     During the quarterly period ended June 30, 2003, the Company filed no report on Form 8-K.

                             PROTOSOURCE CORPORATION

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


Date: August 14, 2003