Form 10QSB
period 2003-09-30
PROTOSOURCE CORP
filed 2003-11-14
CIK 932772

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

For the Quarterly Period ended September 30, 2003

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

Commission file number:  0-25594


                             PROTOSOURCE CORPORATION
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                   77-0190772
             ----------                                   ----------
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

There were 9,539,829 shares of the registrant's common stock, no par value outstanding as of September 30, 2003.

                             PROTOSOURCE CORPORATION
                             =======================

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


                                      INDEX
                                      -----


Part I - Financial Information (unaudited):


         Item 1. Condensed consolidated balance sheet -
                 September 30, 2003                                          3

                 Condensed consolidated statement of operations for the nine-month and three-month periods ended
                 September 30, 2003 and 2002                                 4

                 Condensed consolidated statement of
                 stockholders' equity (deficiency) for the
                 nine-month period ended September 30, 2003                  5

                 Condensed consolidated statement of cash flows for the
                 nine-month periods ended September 30, 2003 and 2002      6 & 7

                 Notes to condensed consolidated financial statements -
                 September 30, 2003                                      8 to 12

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

                             PROTOSOURCE CORPORATION
                             =======================

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (unaudited)
--------------------------------------------------------------------------------


                                     ASSETS

Current assets:
   Cash                                                            $     40,428
   Interest receivable                                                  125,214
   Notes receivable                                                   1,393,953
   Assets held for sale                                                 178,115
   Prepaid expenses and other                                             2,151
                                                                   ------------

           Total current assets                                       1,739,861
                                                                   ------------

Property and equipment under capital least,
   at cost, net of  accumulated amortization of $19,634                  41,460
                                                                   ------------

Other assets:
   Debt issuance costs, net of accumulated
     amortization of $1,358,695                                         402,084
   Investment in corporation                                            105,000
   Deposits                                                               1,500
                                                                   ------------

           Total other assets                                           508,584
                                                                   ------------

           Total assets                                            $  2,289,905
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                   $  1,725,000
   Current portion of obligations under capital leases                   12,611
   Accounts payable                                                      75,851
   Accrued expenses                                                     449,100
   Deferred revenue                                                      29,688
   Liabilities to be assumed upon sale                                  155,332
                                                                   ------------

           Total current liabilities                                  2,447,582
                                                                   ------------

Obligations under capital leases, non-current portion                    25,997
                                                                   ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, no par value; 5,000,000 shares
     authorized, none issued and outstanding                               --
   Common stock, no par value; 10,000,000 shares
     authorized, 9,539,829 shares issued and outstanding             26,235,960
   Additional paid-in capital                                         2,087,891
   Accumulated deficit                                              (28,507,525)
                                                                   ------------

           Net stockholders' deficiency                                (183,674)
                                                                   ------------

           Total liabilities and net stockholders' deficiency      $  2,289,905
                                                                   ============



See accompanying notes.




                                              PROTOSOURCE CORPORATION
                                              =======================

                                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                     (unaudited)
-----------------------------------------------------------------------------------------------------------------




                                                     NINE-MONTH                            THREE-MONTH
                                                     PERIOD ENDED                          PERIOD ENDED
                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                 2003              2002               2003                2002
                                             -----------       ------------        -----------        -----------

Operating expenses:
   General and administrative                $   254,061        $   638,516        $    94,563        $   336,977
   Depreciation and amortization                   6,545              6,546              2,182              2,182
                                             -----------        -----------        -----------        -----------

           Total operating expenses              260,606            645,062             96,745            339,159
                                             -----------        -----------        -----------        -----------

Operating loss                                  (260,606)          (645,062)           (96,745)          (339,159)
                                             -----------        -----------        -----------        -----------

Other income (charges):
   Interest income                                75,658               --               28,309               --
   Other income                                   16,201             11,482              4,465              8,590
   Interest expense                           (1,461,267)          (964,139)          (448,587)          (336,362)
   Loss on sale of marketable securities         (65,942)          (222,586)              --             (127,690)
                                             -----------        -----------        -----------        -----------

           Net other charges                  (1,435,350)        (1,175,243)          (415,813)          (455,462)
                                             -----------        -----------        -----------        -----------

Net loss from continuing operations           (1,695,956)        (1,820,305)          (512,558)          (794,621)

Discontinued operations:
   Gain (loss) from discontinued
     operations - ISP                               --              (26,675)              --                7,154
                                             -----------        -----------        -----------        -----------

Net loss                                     ($1,695,956)       ($1,846,980)       ($  512,558)       ($  787,467)
                                             ===========        ===========        ===========        ===========

Net  loss per basic and diluted
 share of common stock:
   Continuing operations                     ($      .21)       ($      .30)       ($      .06)       ($      .12)
   Discontinued operations                          --                 --                 --                 --
                                             -----------        -----------        -----------        -----------

           Net loss                          ($      .21)       ($      .30)       ($      .06)       ($      .12)
                                             ===========        ===========        ===========        ===========



Weighted average number of
   basic and diluted common
   shares outstanding                          7,943,410          6,170,834          9,097,121          6,650,604
                                             ===========        ===========        ===========        ===========










See accompanying notes.






                                               PROTOSOURCE CORPORATION AND SUBSIDIARY
                                               ======================================

                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                           FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003
                                                               (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------













                                                                           Accumulated
                                      Common Stock            Additional      Other
                                      ------------             Paid-In    Comprehensive    Accumulated   Comprehensive
                                   Shares       Amount         Capital     Income (Loss)     Deficit     Income (Loss)       Total
                                   ------       ------         -------     -------------     -------     -------------       -----

Balance, December 31, 2002       7,489,829   $ 25,635,960   $  1,487,891   ($    62,069)  ($26,811,569)                $    250,213


Issuance of common stock in
  connection with financing      2,050,000        600,000                                                                   600,000

Beneficial conversion feature
  of convertible notes                                           600,000                                                    600,000

Unrealized (loss) on
  marketable securities                                                          (3,873)  ($     3,873)        (3,873)

Reclassification adjustment
  for losses included
  in net loss                                                                    65,942                        65,942        65,942

Net loss                                                                                    (1,695,956)    (1,695,956)   (1,695,956)
                              ------------   ------------   ------------   ------------   ------------   ------------  ------------

Total comprehensive (loss)                                                                               ($ 1,633,887)
                                                                                                         ============


Balance, September 30, 2003      9,539,829   $ 26,235,960   $  2,087,891   $       --     ($28,507,525)                ($   183,674)
                              ============   ============   ============   ============   ============                 ============






















See accompanying notes.






                                               PROTOSOURCE CORPORATION
                                               =======================

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (unaudited)
----------------------------------------------------------------------------------------------------------

                                                                             NINE-MONTH PERIOD
                                                                                   ENDED
                                                                                 SEPTEMBER 30,
                                                                         2003                    2002
                                                                    ------------             ------------
                                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                         ($1,695,956)             ($1,846,980)
   Adjustments to reconcile net loss to net cash
       (used in) operating activities:
     Depreciation and amortization                                        6,545                   20,788
     Provision for bad debts                                               --                      2,950
     Loss on sale of marketable securities                               65,942                  222,586
     Amortization of debt issuance costs                                741,459                  352,040
     Amortization of beneficial conversion
       feature of notes payable                                         600,000                  571,388
   Changes in operating assets and liabilities:
     Interest receivable                                                (75,658)                  (5,696)
     Prepaid expenses and other assets                                     --                     39,063
     Assets and liabilities held for sale                                  --                     (2,243)
     Accounts payable                                                    (4,982)                  43,361
     Accrued expenses                                                   133,148                  253,916
     Deferred revenue                                                    20,688                   (4,000)
                                                                    -----------              -----------

              Net cash (used in) operating activities                  (208,814)                (352,827)
                                                                    -----------              -----------

Cash flows from investing activities:
   Increase in notes receivable                                        (348,673)                (770,400)
   Deposits                                                              (1,000)                    (500)
   Deferred costs of sale                                                  --                    (10,000)
   Proceeds from sale of marketable securities                            7,051                  247,496
                                                                    -----------              -----------

              Net cash (used in) investing activities                  (342,622)                (533,404)
                                                                    -----------              -----------

Cash flows from financing activities:
   Proceeds from borrowings                                             600,000                  850,000
   Payments on obligations under capital leases                         (10,807)                 (30,577)
   Debt issuance costs incurred                                            --                    (32,749)
                                                                    -----------              -----------

              Net cash provided by financing activities                 589,193                  786,674
                                                                    -----------              -----------

Net increase (decrease) in cash                                          37,757                  (99,557)

Cash at beginning of period                                               2,671                  118,265
                                                                    -----------              -----------

Cash at end of period                                               $    40,428              $    18,708
                                                                    ===========              ===========

                                         CONTINUED ON NEXT PAGE


See accompanying notes.






                                              PROTOSOURCE CORPORATION
                                              =======================

                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                                   (unaudited)
------------------------------------------------------------------------------------------------------------




                                                                                    NINE-MONTH PERIOD
                                                                                           ENDED
                                                                                        SEPTEMBER 30,
                                                                                   2003               2002
                                                                                ---------          ---------


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                                      $119,808           $ 41,571
                                                                                 --------           --------
   Income taxes                                                                  $   --             $   --
                                                                                 --------           --------





SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with financing                            $600,000           $806,667
Issuance of warrants in connection with financing                                    --               46,363



























See accompanying notes.



                             PROTOSOURCE CORPORATION
                             =======================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003
                                   (unaudited)
--------------------------------------------------------------------------------


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 previously filed with the Securities and Exchange Commission.

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

                             PROTOSOURCE CORPORATION
                             =======================

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003
                                   (unaudited)
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies - Continued
     ------------------------------------------------------

     The basic and diluted loss per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 1,330,000 and 3,523,500 shares of common stock at September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share.

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

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the following pro forma amounts for the nine-month periods ended September 30, 2003 and 2002.

                                                         2003          2002
                                                     -----------    -----------

     Net loss:
       As reported                                   ($1,695,956)   ($1,846,980)
       Deduct:
          Total stock-based compensation
            determined under Black-Scholes
            option valuation model
            for all awards,
            net of income taxes                             --          (26,000)
                                                     -----------    -----------

       Pro forma                                     ($1,695,956)   ($1,872,980)
                                                     ===========    ===========


     Net loss per share of common stock:
       As reported                                   ($       .21)  ($      .30)
       Pro forma                                     ($       .21)  ($      .30)

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
     Expected dividend yield                                       None

                             PROTOSOURCE CORPORATION
                             =======================

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003
                                   (unaudited)
--------------------------------------------------------------------------------

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

     A summary of operating results of this discontinued operation for the three-month and nine-month periods ended September 30, 2002 follows:

                                               3 MONTH PERIOD     9 MONTH PERIOD
                                                ENDED 9/30/02      ENDED 9/30/02
                                                -------------      -------------

     Net revenues                                $      -            $453,177
     Operating expenses                         (    7,236)           479,034
                                                 ---------           --------

     Operating income (loss)                         7,236          (  25,857)
     Other expenses                             (       82)         (     818)
                                                 ---------          ---------

     Net gain (loss)                             $   7,154          ($ 26,675)
                                                 =========           ========

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

     The 19,383,531 shares will be reduced by the number of shares equal to the total fees incurred to audit the financial statements of P2i or P2i Newspaper, divided by $0.50 (the "Adjusted Shares"). The P2i Newspaper shareholders shall receive 10 shares of ProtoSource common stock for each $1.00 of gross income (as defined in the

                             PROTOSOURCE CORPORATION
                             =======================

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003
                                   (unaudited)
--------------------------------------------------------------------------------

4.   Proposed Acquisition - Continued
     --------------------------------

     Agreement) earned by P2i Newspaper during calendar years 2003 through 2005, calculated quarterly, up to the total number of Adjusted Shares. The Adjusted Shares shall be subject to a three-year lock-up, which may be released upon the stock price and volume reaching established thresholds.

     The Company loaned P2i $50,000 in 2001, $995,280 in 2002, and $348,673 between January 1, 2003 and September 30, 2003. The loans to P2i are in the form of demand notes which, in the event that the merger does not get completed, will be due on demand. The notes accrue interest at the rate of 8% per annum. Subject to the conditions of the Agreement and Plan of Merger, the closing date for the transaction must occur by January 31, 2004. The ultimate repayment of this receivable is highly dependent upon the completion of the merger.

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


5.   Notes Payable
     -------------

     During the nine months ended September 30, 2003, the Company issued $600,000 of promissory notes in exchange for amounts borrowed from individuals. The notes mature in one year from date of issuance with interest payable at 10% per annum and each with a conversion feature which permits the Holder to convert the principal and accrued interest into the Company's common stock at any time prior to the due date of the repayment of the note by the Company. The conversion rate is generally the amount to be converted divided by 50% of the average closing bid price of the common stock for the five trading days prior to the date of the note. An amount of approximately $600,000 has been recognized in 2003 as interest expense and additional paid-in capital as the result of the beneficial conversion feature of these notes.

     Also in connection with the issuance of these notes, the Company issued 2,050,000 shares of common stock valued at $600,000. In addition, the Company issued 40,000 warrants, which have a deminimis value, to the underwriter. These amounts are being amortized to interest expense on a monthly basis over the one-year term of the notes.

                             PROTOSOURCE CORPORATION
                             =======================

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003
                                   (unaudited)
--------------------------------------------------------------------------------


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

                             PROTOSOURCE CORPORATION
                             =======================

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


Results of Operations
---------------------

Nine Months ended September 30, 2003 vs. Nine Months ended September 30, 2002

Net revenues - For the nine months ended September 30, 2003, net revenues were $0. For the nine months ended September 30, 2002, revenues were $453,177, all of which are included in discontinued operations. Under the terms of a conditional agreement entered on May 1, 2002, the ISP and Web development assets of the Company have been operated by Brand X Networks since that date and have been classified as discontinued operations.

Operating expenses - For the nine months ended September 30, 2003, operating expenses totaled $260,606 versus $645,062 in 2002. The Company's general and administrative expenses decreased by $384,456, principally the result of payroll and related costs associated with employees who are no longer with the Company. The operations of the ISP for the nine-month period ended September 30, 2002 have been classified as discontinued operations and the related operating expenses of the ISP have not been included in the aforementioned discussion.

Interest expense - Interest expense totaled $1,461,267 for the nine-month period ended September 30, 2003 versus $964,139 in the same period in 2002. The increase in interest expense is a result of the convertible notes obtained during 2002 and 2003 to fund the operations of the Company and P2i, pending the merger. A significant component of interest expense includes amortization of debt issuance costs in each year.

Other (charges) - Other charges included losses on the sale of marketable securities (Dauphin Technology, Inc. common stock) of $65,942 and $222,586 in 2003 and 2002, respectively.

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

                             PROTOSOURCE CORPORATION
                             =======================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Three Months ended September 30, 2003 vs. Three Months ended September 30, 2002

Net revenues - For the three-month periods ended September 30, 2003 and 2002, net revenues were $0. Under the terms of a conditional agreement entered on May 1, 2002, the ISP and Web development assets of the Company have been operated by Brand X Networks since that date and have been classified as discontinued operations.

Operating expenses - For the three months ended September 30, 2003, operating expenses totaled $96,745 versus $339,159 in 2002. The Company's general and administrative expenses decreased by $242,414, principally the result of payroll and related costs associated with employees who are no longer with the Company. The operations of the ISP for the three-month period ended September 30, 2002 have been classified as discontinued operations and the related operating expenses of the ISP have not been included in the aforementioned discussion.

Interest expense - Interest expense totaled $448,587 for the three-month period ended September 30, 2003 versus $336,362 in the same period in 2002. The increase in interest expense is a result of the convertible notes obtained during 2002 and 2003 to fund the operations of the Company and P2i, pending the merger. A significant component of interest expense includes amortization of debt issuance costs in each year.

Other (charges) - Other charges included losses on the sale of marketable securities (Dauphin Technology, Inc. common stock) of $127,690 during the three-months ended September 30, 2002.

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

                             PROTOSOURCE CORPORATION
                             =======================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

For the nine months ended September 30, 2003, we used cash of $208,814 for operating activities, used net cash of $342,622 in investing activities and were provided net cash of $589,193 from financing activities. We had negative working capital of $707,721 at September 30, 2003. As of September 30, 2003, we had $40,428 in cash and $2,473,579 of total liabilities.

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

                             PROTOSOURCE CORPORATION
                             =======================

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

                             PROTOSOURCE CORPORATION
                             =======================

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

                             PROTOSOURCE CORPORATION
                             =======================

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

During 2002, the Company entered into an agreement with AAWC to act as a placement agent for the sale of convertible notes aggregating $1,300,000. The notes are secured by stock in P2i and accrue interest at 10% per annum. The Company pays the cost and obligations of the first $200,000 incurred with this financing and P2i has agreed to pay all remaining costs and obligations. Through September 30, 2003, $1,225,000 in funding had been completed. AAWC was paid a 10% commission and a 3% non-accountable expense. Substantially all of the proceeds from these notes have been loaned to P2i. The loans are in the form of demand notes which accrue interest at 8% per annum.

During the nine-month period ended September 2003, the Company entered into certain agreements with AAWC to act as a placement agent for the sale of convertible notes aggregating $400,000. The notes are secured by stock in P2i and accrue interest at 10% per annum. P2i has agreed to pay the related costs and obligations. Through September 30, 2003, $300,000 in funding had been completed; an additional $100,000 was completed during October 2003. AAWC was paid a 10% commission and a 3% non-accountable expense. Substantially all of the proceeds from these notes have been loaned to P2i. The loans are in the form of demand notes which accrue interest at 8% per annum.

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

                             PROTOSOURCE CORPORATION
                             =======================

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

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $5,505,000 as of September 30, 2003 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

Through September 30, 2003, the Company has advanced $1,393,953 to P2i, a company whose Chief Executive Officer serves in the same capacity at ProtoSource Corporation. The ultimate repayment of this receivable is highly dependent upon the completion of a merger between P2i's Newspaper Division and the Company which the Company believes will occur prior to January 31, 2004.


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

                             PROTOSOURCE CORPORATION
                             =======================

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

     During the three-month period ended September 30, 2003, the Company issued promissory notes totaling $200,000 to various individuals. Each note has a one-year maturity, carries interest at 10% per annum, and includes a conversion feature which permits the holder to convert this principal and accrued interest into the Company's common stock any time prior to the due date of the note. The conversion rate had been contractually set at $0.16 per share.

     Also in connection with the issuance of these notes, the Company issued to the note holders 625,000 shares of common stock valued at $200,000, and 20,000 warrants to the placement agent which had a deminimis value.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

Item 5. OTHER INFORMATION.

     None.

         .
Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     The following exhibits are filed with this report:

Exhibit 31.1 - Certification of CEO and CFO pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of CEO and CFO pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K.

     During the quarterly period ended September 30, 2003, the Company filed no report on Form 8-K.

                             PROTOSOURCE CORPORATION
                             =======================

                                    SIGNATURE
--------------------------------------------------------------------------------








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   PROTOSOURCE CORPORATION



                                                   /s/  Peter Wardle
                                                   -----------------------------
                                                   Peter Wardle,
                                                   Chief Executive Officer/
                                                   Chief Financial Officer


Date: November 13, 2003