Form 10KSB
period 2003-12-31
PROTOSOURCE CORP
filed 2004-05-03
CIK 932772

U.S. SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  {X} Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2003

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

As of December 31, 2003, 8,114,829 shares of the Registrant's no par value Common Stock were outstanding. As of December 31, 2003, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $612,270 based upon a closing bid price of $0.08 per share of Common Stock on the OTC Bulletin Board.

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

Introduction

Through April 2002, the Company operated psnw.com, a full-service Internet service provider with primary offices in Fresno, California. psnw.com provides three types of services to business customers:

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

On January 1, 2004, the sale of the ISP business to Brand X closed. Under the terms of that agreement a promissory note of $284,455 was executed by Brand X to be paid in 55 equal, monthly installments. This note is secured by a pledge of shares in Brand X. In addition ProtoSource is entitled to appoint one person to the board of Brand X for the duration of the agreement.


New Business Strategy

A key part of this strategy is the acquisition of P2i Newspaper, Inc. On February 13, 2003, the Company announced an agreement and plan of merger to acquire all of the outstanding capital stock of P2i Newspaper, Inc., a Delaware corporation headquartered in Bethlehem, Pennsylvania ("P2i Newspaper") and a wholly owned subsidiary of P2i, Inc., a Pennsylvania corporation ("P2i"), in exchange for the issuance of up to 19,383,531 shares of ProtoSource common stock (the "Agreement").

On January 1, 2004, the acquisition of P2i's newspaper business closed with the issuance of 193,836 preferred shares of ProtoSource. Each share of preferred stock is convertible into the right to receive 100 shares of ProtoSource common stock at any time after the authorized number of shares of common stock is increased to 100,000,000 shares.

The 193,836 shares of preferred stock will be reduced by the number of shares equal to the total fees incurred to audit the financial statements of P2i, or P2i Newspaper, divided by $50 (the "Adjusted Shares"). The Adjusted Shares shall be subject to a three-year lock-up, which may be released upon the stock price and volume reaching established thresholds. Upon closing of the transaction, ProtoSource appointed Thomas Butera, President of P2i, as a director of ProtoSource. Mr. Butera, together with Peter Wardle, President of ProtoSource, shall have the right to appoint three members to the board of directors of ProtoSource.

P2i Newspaper became a wholly owned subsidiary of the Company on January 1, 2004. P2i Newspaper is a leader in the conversion of print content into Web content, and its clients include newspapers from the Tribune, McClatchy Copley and Gannett newspaper groups in the US, Northcliffe and Tindle newspaper groups in the UK, as well as many others. In addition to its headquarters in Pennsylvania, P2i Newspaper has a West Coast Sales office and its data conversion center is located in the Multimedia Super Corridor in Kuala Lumpur, Malaysia.


Business of ProtoSource

The merger with P2i Newspaper at the start of 2004 is indicative of ProtoSource's long-term business strategy: to focus on the delivery of technologically sophisticated, database-driven, business-to-business services and solutions.

Executing this strategy starts with the state-of-the-art facility operated by ProtoSource subsidiary P2i Online Sdn Bhd, located south of Kuala Lumpur, Malaysia. This 3,000 square business unit employs almost 60 staff utilizing proprietary applications and processes. Major clients include Newspapers from the Tribune, McClatchy and Gannett publishing organizations, as well as retailers and government in North America and the UK.

The primary business is the mining, management and databasing of print content for the publishing industry, and its distribution via the Internet. Every day of the week, 52 weeks a year, we receive electronic files from clients. These are processed overnight for delivery the following morning. Data is delivered not only to the Company's web servers for seamless integration into our clients' existing, hosted web sites, but also distributed back to clients and their business partners in a wide range of formats to fit their ever evolving needs. The combination of low labor costs, a well-educated labor pool fluent in English, and sophisticated technologies make the Company highly competitive. ProtoSource intends leveraging these competitive advantages in other markets.

Of the 1,600 daily newspapers in the US, almost all are putting content online to some degree as are many of the 4,500 weekly papers that are available online. By the close of 2003 many newspapers recognized that if ads were to be put online, there was direct correlation between the volume of ads and the volume of traffic: more ads, more traffic. Utilizing proprietary technologies the Company converts print-ads and pages into interactive, online content that is seamlessly incorporated into existing newspaper web sites. All newspaper print ads are first created electronically at the newspaper, merged with electronically created editorial, paginated using sophisticated software, edited on a local or wide area network and transmitted electronically to the printing presses. At the end of every business day Newspaper customers send to the Company's processing facility in Malaysia, via FTP, the same electronic versions of ads and pages that they send to their printing presses. These files are processed, quality-checked and delivered to the hosting servers by the start of the following business morning.

The production process uses highly sophisticated, proprietary tools to segment and database text and graphics that comprise the elements of P2i's dynamic web page solution. As users click their way through the finished web content, pages are built dynamically from the databased content. This facilitates a range of features including search, sort and browse functionality, and can be viewed using the links located at the end of this presentation. The business model is quite straightforward. Clients pay per ad/page processed, and are billed monthly.

Through 2004 and 2005 the Company will focus on increasing market share in the newspaper vertical and targeting government, retail and manufacturing verticals. The Company believes it can grow its business over the next five years from these vertical markets.


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


Newspapers

In 2002, just over $44 billion was spent on newspaper advertising across the 1,500 daily and 6,000 weekly newspapers published in the U.S. (Source: Market and Business Analysis, Newspaper Association of America). Newspapers have been putting virtually all their classified liner advertising online for several years, using primarily, software solutions that generate the online content from the newspaper's own print content.

The online publishing of display advertising, run-of-print advertising ("ROP"), special sections and free-standing-inserts ("FSIs") has evolved into an application-service-provider ("ASP") business model whereby newspapers want a technology driven solution with a high level of service and support from their vendor. Much of this content is printed in color, has a high profile within the print publication and is very costly to the advertiser.

The key driver of demand for these services is the statistical data that now confirms the online readership of newspaper content over and above print circulation. In addition, traditional newspaper revenues from advertising are under assault from the new online giants such as monster.com, ebay and others. Implementing effective online solutions is perceived as critical by most newspapers.

Customers demand a high level of interactivity and enhanced features from online versions of this print advertising. Developing and enabling these solutions requires a substantial financial investment in both R&D and servers, connectivity and processes that is best justified when amortized across many newspapers. Indications are that these costs are deemed prohibitive to individual newspapers, and even newspaper groups, but that they are keen to use an outside resource to deliver these solutions. P2i Newspaper has proprietary processes and a patent on format and functionality that position us well to acquire a significant share of this market.

These solutions have become increasingly more sophisticated, evolving into online shopping centers or channels where newspaper site visitors can search and browse across many ads from multiple sources: display classified, ROP, FSIs and special sections. Additionally, newspapers are developing their own platforms, licensing solutions and looking at partners who provide more than one solution.

Recognizing this, P2i Newspaper has positioned itself to deliver processed content in a variety of formats so that it can be incorporated into many solutions, web sites and platforms at the same time.


Competition

Infosis, a company P2i acquired in September 2000, was the first company to establish a presence in this business space. As the revenue models have proved to be viable, competitors have emerged. Some, such as Harvest and Print2Web, adopted very similar strategies to that of P2i pre 2004: sell directly to the newspapers and deliver ever increasingly sophisticated solutions. Others, such as WSN and Adexpedia, are approaching the retailers directly to convert their FSI content and then act as the distributor of this content to newspapers.

Companies such as Daily Shopper and Saleshound (now combined as one entity, CrossMedia Services) are also moving into this space. Their original strategy was to aggregate sales content from newspaper inserts and stores, publish it online within a destination site and attract visitors. Their original business models proved uneconomic and many of their competitors closed or merged. They are developing ASP solutions that are retailer focused and view the newspaper as the means to distribute this online content.

Secondary competition comes from the software companies that have developed ad management systems for newspapers, such as Mactive and PowerOne. Newspapers use their solutions to manage their ad content and they could include modules that would publish the content online. There are certainly many applications that can publish classified liner ads online automatically from the ad management function, but none that can provide the level of sophistication that P2i Newspaper solutions feature.

There are many obstacles to newspapers adopting pure software solutions to compete with P2i Newspaper services. Firstly, ads are created in many different ways, even within a single newspaper. Some are submitted electronically from advertising agencies and design firms. Others are created by the newspaper's own creative departments. Some are in color, some in black and white. FSI's are usually created by agencies or print companies specializing in that field, and the newspaper only receives the printed versions, rarely the electronic versions. The "normalization" of incoming data is a key component of the proprietary processes P2i Newspaper has developed. Once the content has been processed, the functionality requires the various applications that power those features to be running on the host server. Finally there is a human element to the publishing of this content: every individual ad and page needs to be viewed by an operator to ensure that the multiple images and text boxes that are incorporated in a single newspaper page are matched.

As difficult as it would be for a newspaper to take the services and solutions that P2i Newspaper has available in-house using a software solution only, in the years ahead, as the volume of online advertising content increases, more and more newspapers and newspaper groups will look for such a solution. P2i Newspaper recognizes that it may need to modify its services to meet the newspaper's evolving needs.

Finally, as volumes have increased and more competitors seek to move into this space, prices have fallen. P2i Newspaper has been able to remain competitive by virtue of the reduced costs of operations in Malaysia and the development of its new technology platform.

As of December 31, 2003, P2i Newspaper had a combination of 60 full-time and part time employees. Of such employees, 3 were engaged in marketing and sales, 8 were devoted to research, development and technical support, 43 to production services and 6 were responsible for management, finance and administration. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


ITEM 2. DESCRIPTION OF PROPERTY

The Company has vacated its 4,000 sq. ft. of office space at 2300 Tulare Street, Suite 210, Fresno, CA, 93721.

The Company occupies 1,500 square feet of office space at One Bethlehem Plaza, Bethlehem, PA 18018, 3,000 square feet of office space in an office park south of Kuala Lumpur, Malaysia.


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

For the quarter ended:  Common Stock       Class A Warrants     Class B Warrants
----------------------  ------------       ----------------     ----------------
                        High      Low        High      Low         High    Low
                        ----      ---        ----      ---         ----    ---

March 31, 2000          $7.18    $5.75       $1.68    $1.12        N/A     N/A
June 30, 2000           $6.12    $4.25       $2.25    $0.87        N/A     N/A
September 30, 2000      $6.31    $5.37       $2.12    $1.37        N/A     N/A
December 31, 2000       $5.50    $1.56       $1.75    $0.38        N/A     N/A

March 31, 2001          $3.75    $0.94       $0.81    $0.13        $0.63   $0.22
June 30, 2001           $2.29    $1.20       $0.35    $0.02        $0.26   $0.04
September 30, 2001      $1.74    $1.20       $0.23    $0.06        $0.18   $0.03
December 31, 2001       $1.15    $0.40       $0.11    $0.02        $0.09   $0.02

March 31, 2002          $1.05    $0.80
June 30, 2002           $0.95    $0.65
September 30, 2002      $0.75    $0.35
December 31, 2002       $0.43    $0.35

March 31, 2003          $0.35    $0.30
June 30, 2003           $0.32    $0.20
September 30, 2003      $0.21    $0.11
December 31, 2003       $0.15    $0.06


As of April 10, 2004, there were approximately 1,500 record and beneficial owners.


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


RESULTS OF OPERATIONS

Year Ended December 31, 2003 vs. Year Ended December 31, 2002


Net Revenues

For the year ended December 31, 2003, net revenues were $0 versus $453,177 for the year ended December 31, 2002. Net revenues for 2002 were attributable to the Company's ISP division. Under the terms of a conditional agreement entered on May 1, 2002, the ISP and web development assets of the Company were operated by Brand X Networks and were classified as discontinued operations for 2002.


Operating Expenses

For the year ended December 31, 2003, operating expenses totaled $442,243 versus $833,646 in 2002. The Company's selling, general and administrative expenses decreased by $391,403, principally due to 2002 including approximately $255,000 of severance costs to a former officer and decreased professional fees in 2003 of approximately $98,000. Administrative fees principally consist of professional fees associated with the restructuring and maintenance of the Company and officers' and directors' liability insurance. In addition, the Company had impairment charges of $81,000 and $121,000 in 2003 and 2002, respectively, in connection with the Company's investment in P2i, Inc. The operations of the ISP have been classified as discontinued operations and the related operating expenses of the ISP have not been included in the aforementioned discussion.


Interest Expense

Interest expense totaled $2,099,303 for the year ended December 31, 2003 versus interest expense of $1,734,346 in 2002. The increase in interest expense is a result of the convertible notes obtained during 2003 to fund the operations of the Company and P2i pending the merger. A significant component of interest expense includes amortization of debt issuance costs in each year.


Other (Charges)

Other charges included losses on the sale of marketable securities (Dauphin Technology, Inc. common stock) of $65,942 and $272,944 in 2003 and 2002, respectively.


Discontinued Operations

Operations of the ISP division were discontinued under the terms of the Brand X agreement. Although the ISP and web development assets are operated by Brand X Networks, they continue to be carried on the Company's balance sheet since the sale of those assets had not yet been completed as of December 31, 2003.

Liquidity and Capital Resources


For the year ended December 31, 2003, we used cash of $238,263 for operating activities, used net cash of $603,175 in investing activities and were provided net cash of $886,225 from financing activities. We had negative working capital of $824,928 at December 31, 2003. As of December 31, 2003, we had $47,458 in cash and $2,886,608 of total liabilities.

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


On July 17, 2001, P2i acquired all the assets of Twenty Twenty Design & Marketing, Inc. of New York City. As a result of this acquisition, our holdings in P2i were diluted to approximately 2.6% of the resulting entity. Additionally, the post-merger valuation of P2i was set at approximately $8.7 million. Based on this new information, we recorded an additional impairment charge of $404,000 as of June 30, 2001, to write down this investment to fair value. The impairment charge was recorded as the difference between the previous value of this investment $(630,000) and the newly established value $(226,000). Further impairment charges of $81,000 and $121,000 were recorded in 2003 and 2002 respectively.

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

In July 2002, the Company executed its merger agreement with P2i. Concurrently, the Company's CEO, Mr. William Conis, resigned his position as both CEO and Director. Mr. Peter Wardle, CEO of P2i and a ProtoSource Director, became CEO of the Company. Mr. Wardle is currently both CEO of ProtoSource and P2i even though the closing on the P2i acquisition has not yet occurred. This inherent conflict of interest will remain until the closing of the P2i acquisition takes place.

On September 17, 2002, the Board of Directors approved a revised term sheet restructuring the P2i acquisition. Under the new terms, ProtoSource will acquire the Newspaper portion of P2i, Inc.'s business through the acquisition of specific assets which include the entire newspaper related customer base, technology, intellectual property and P2i's production company located just south of Kuala Lumpur, Malaysia. In addition, key P2i employees will transition with the business. These assets and the key employees have been transferred to P2i Newspaper, Inc. a wholly-owned subsidiary of P2i formed specifically for this purpose. The acquisition of P2i Newspaper, Inc. by ProtoSource will be accounted for by the purchase method of accounting as a reverse acquisition. For accounting purposes, P2i Newspaper, Inc. is considered to be the acquirer and ProtoSource is the acquiree.

The number of shares of restricted common stock to be issued to P2i has subsequently been revised to 19,383,531 shares (after conversion of the preferred stock issued as merger consideration) which will result in an ownership of approximately 37% by the stockholders of P2i, on a fully diluted basis assuming conversion of certain bridge loans into common stock, the balance being held by the current stockholders of ProtoSource. After the acquisition of P2i Newspaper is completed, the Board of Directors of ProtoSource will consist of seven members. One member shall be appointed by the investment banker, AAWC. (This appointment must be approved by P2i but can't be unreasonably withheld.) One member shall be appointed by Suncoast under the terms of the Suncoast sale agreement and will expire in accordance with that agreement to be replaced by a Wardle/Butera appointment. Messrs. Wardle and Butera will be on the Board and they shall appoint the two independent members plus one other as long as they hold 25% or more of P2i New Media, Inc. (see below), collectively, and P2i New Media, Inc. owns 25% or more of ProtoSource. In the event that P2i's ownership drops below 25% but is not less than 10%, P2i shall appoint one board member. In the event that P2i's ownership drops below 10%, P2i shall not have the right to appoint any board member. ProtoSource and P2i both used the same investment banker to represent them in the transaction and each will pay the investment banker a fee based on the value of the transaction using a pre-set formula. The investment banking fees to be paid are $406,844 by ProtoSource and $413,422 by P2i. The amounts paid to the investment banker will be paid through the issuance of common stock, which is restricted for a three-year period, based on an agreed-upon value of $.50 per share at the time of signing the term sheet, or 813,688 shares for ProtoSource and 826,844 shares for P2i. The shares to be issued for P2i's investment banking fees will be subtracted from the shares to be issued to the P2i stockholders for the acquisition. P2i's remaining catalog and new media business will stay with P2i. However, ProtoSource will increase its ownership in P2i from the current 2.18% (506,225 shares) to 19.8%. The consideration to be paid is the forgiveness of P2i debt to ProtoSource.

During 2002, the Company entered into an agreement with AAWC to act as a placement agent for the sale of convertible notes aggregating $1,300,000. The notes are secured by stock in P2i Newspaper, Inc. and accrue interest at 10% per annum. The Company pays the cost and obligations of the first $200,000 incurred with this financing and P2i Newspaper, Inc. has agreed to pay all remaining costs and obligations. Through December 31, 2003, $1,225,000 in funding had been completed. AAWC was paid a 10% commission and a 3% non-accountable expense. Substantially all of the proceeds from these notes have been loaned to P2i Newspaper, Inc. The loans are in the form of demand notes which accrue interest at 8% per annum.

During the twelve-month period ended December 31, 2003, the Company entered into certain agreements with AAWC to act as a placement agent for the sale of convertible notes aggregating $700,000. The notes are secured by stock in P2i and accrue interest at 10% per annum. P2i has agreed to pay the related costs and obligations. Through December 31, 2003, $600,000 in funding had been completed; an additional $100,000 was completed during January 2004. AAWC was paid a 10% commission and a 3% non-accountable expense. Substantially all of the proceeds from these notes have been loaned to P2i. The loans are in the form of demand notes which accrue interest at 8% per annum.

During May 2003, the Company entered into an agreement with Carl R. Butera for the sale of a convertible note aggregating $200,000. The note is secured by stock in P2i Newspaper, Inc. and accrues interest at 10% per annum. Substantially all of the proceeds from this note have been loaned to P2i Newspaper, Inc. The loan is in the form of a demand note which accrues interest at 8% per annum.

On July 1, 2001 an agreement was entered into with Dauphin Technology, Inc. where Dauphin Technoloy, Inc. is to pay the two leases guaranteed by ProtoSource for leased equipment located at Suncoast Automation's locations. Payments are currently in default.


Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 or FIN 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". In October 2003, the FASB issued FASB Staff Position FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," deferring the effective date for applying the provisions of FIN 46 for public entities' interests in variable interest entities or potential variable interest entities created before February 1, 2003 for financial statements of interim or annual periods that end after December 15, 2003. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities." This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future or any entity with which we have a relationship is reconsidered, based on guidance in FIN 46, to be a variable interest entity, the Company's consolidated financial position or results of operations might be materially impacted.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. The Company has not entered into or modified any financial instruments subsequent to May 31, 2003 affected by this statement. The Company does not expect the adoption of this statement to have a material impact on financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, hedging relationships designated after June 30, 2003, and to certain pre-existing contracts. The Company has not entered into or modified any financial instruments subsequent to June 30, 2003 affected by this statement. The Company does not expect the adoption of this statement to have a material impact on financial condition or results of operations.

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

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (and superceded in 2001 by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"), the Company recorded impairment charges in 2001 of $328,543 to write-down goodwill to zero and $81,000 and $121,000 to reduce the carrying value of its investment in P2i in 2003 and 2002, respectively.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $6,270,000 as of December 31, 2002 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

Through December 31, 2003, the Company has advanced $1,642,303 to P2i, a company whose Chief Executive Officer serves in the same capacity at ProtoSource Corporation. This was used to help fund P2i Newspaper, Inc.'s operations from the date the first term sheet was executed on December 17, 2001 to the closing of the transaction on January 1, 2004. Effective December 31, 2003, amounts due from P2i, Inc. have been written off.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Page
                                                                     ----

Financial Statements                                                 F-1

Independent Auditor's Report                                         F-2

Consolidated Balance Sheet as of December 31, 2003                   F-3

Consolidated Statement of Operations
  for the years ended December 31, 2003 and 2002                     F-4

Consolidated Statement of Stockholders' Equity (Deficiency)          F-5
  for the years ended December 31, 2003 and 2002

Consolidated Statement of Cash Flows
  for the years ended December 31, 2003 and 2002                     F-6 & 7

Notes to Consolidated Financial Statements                           F-8 to F-19

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
ProtoSource Corporation

We have audited the accompanying consolidated balance sheet of ProtoSource Corporation and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProtoSource Corporation and Subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $4,291,884 and $2,798,497 during the years ended December 31, 2003 and 2002, respectively. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                 /s/ Margolis & Company P.C.
                                                 Certified Public Accountants

Bala Cynwyd, Pennsylvania
March 15, 2004

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003



                                     ASSETS


Current assets:
   Cash                                                            $     47,458
   Assets held for sale                                                 178,115
   Prepaid expenses and other                                               626
                                                                   ------------

       Total current assets                                             226,199
                                                                   ------------

Property and equipment under capital lease, at cost, net of
   accumulated amortization of $21,816                                   39,278
                                                                   ------------

Other assets:
   Debt issuance costs, net of accumulated amortization
     of $1,567,034                                                      493,745
   Investment in corporation                                             24,000
                                                                   ------------

       Total other assets                                               517,745
                                                                   ------------

       Total assets                                                $    783,222
                                                                   ============



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                   $  2,025,000
   Current portion of obligations under capital leases                   13,119
   Accounts payable                                                     109,704
   Accrued expenses                                                     512,872
   Deferred revenue                                                      48,062
   Liabilities to be assumed upon sale                                  155,332
                                                                   ------------

       Total current liabilities                                      2,864,089
                                                                   ------------

Obligations under capital leases, non-current portion                    22,519
                                                                   ------------


Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, no par value; 5,000,000 shares
     authorized, none issued and outstanding                               --
   Common stock, no par value; 10,000,000 shares
     authorized, 8,114,829 shares issued and outstanding             25,835,960
   Common stock, to be issued, no par value, 2,737,500 shares           700,000
   Additional paid-in capital                                         2,464,107
   Accumulated deficit                                              (31,103,453)
                                                                   ------------

       Net  stockholders' deficiency                                 (2,103,386)
                                                                   ------------

       Total liabilities and stockholders' deficiency              $    783,222
                                                                   ============



              The notes to consolidated financial statements are an
                      integral part of the above statement.


                       PROTOSOURCE CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF OPERATIONS


                                                                   YEAR ENDED
                                                                   DECEMBER 31,
                                                               2003           2002
                                                           -----------    -----------
Operating expenses:
   Selling, general and administrative                     $   352,517    $   703,920
   Depreciation and amortization                                 8,726          8,726
   Impairment of investment                                     81,000        121,000
                                                           -----------    -----------

         Total operating expenses                              442,243        833,646
                                                           -----------    -----------

         Operating loss                                       (442,243)      (833,646)
                                                           -----------    -----------

Other income (charges):
   Interest expense                                         (2,099,303)    (1,734,346)
   Write-off of notes and interest receivable, P2i, Inc.    (1,705,062)          --
   Loss on sale of marketable securities                       (65,942)      (272,944)
   Interest income                                                --           49,615
   Other income                                                 20,666         20,157
                                                           -----------    -----------

          Net other (charges)                               (3,849,641)    (1,937,518)
                                                           -----------    -----------


Net loss from continuing operations                         (4,291,884)    (2,771,164)
                                                           -----------    -----------

Discontinued operations:
   Loss from discontinued operations - ISP                        --          (27,333)
                                                           -----------    -----------

          Total loss from discontinued operations                 --          (27,333)
                                                           -----------    -----------

Net loss                                                   $(4,291,884)   $(2,798,497)
                                                           ===========    ===========


Net loss per basic and diluted share of common stock:
   Continuing operations                                   $      (.52)   $      (.44)
   Discontinued operations                                        --             (.01)
                                                           -----------    -----------

Net loss                                                   $      (.52)   $      (.45)
                                                           ===========    ===========

Weighted average number of basic and
  diluted common shares outstanding                          8,202,405      6,268,183
                                                           ===========    ===========



                The notes to consolidated financial statements are an
                        integral part of the above statement.


                                  PROTOSOURCE CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                              FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                         Common Stock
                                                             Common Stock                to be Issued
                                                      ---------------------------   -----------------------
                                                         Shares         Amount       Shares        Amount
                                                      ------------   ------------   ---------   -----------

Balance at December 31, 2001                             5,671,103   $ 24,554,293        --            --

Issuance of common stock in connection with
  financing                                              1,818,726      1,081,667        --            --
Warrants issued in connection with financing                  --             --          --            --
Beneficial conversion feature of convertible notes            --             --          --            --
Other comprehensive (loss), net of tax:
   Unrealized (loss) on marketable securities                 --             --          --            --
    Reclassification adjustment for losses included
      in net loss                                             --             --          --            --
Net loss                                                      --             --          --            --
                                                      ------------   ------------   ---------   -----------

          Total comprehensive (loss)


Balance at December 31, 2002                             7,489,829     25,635,960        --            --


Issuance of common stock in connection with
  financing                                                625,000        200,000        --            --
Common stock to be issued in connection with
  financing                                                   --             --     2,737,500   $   700,000
Beneficial conversion feature of convertible notes            --             --          --            --
Other comprehensive (loss), net of tax:
  Unrealized (loss) on marketable securities                  --             --          --            --
  Reclassification adjustment for losses included
    in net loss                                               --             --          --            --
Net loss                                                      --             --          --            --
                                                      ------------   ------------   ---------   -----------

              Total comprehensive (loss)


Balance at December 31, 2003                             8,114,829   $ 25,835,960   2,737,500   $   700,000
                                                      ============   ============   =========   ===========

Table continues on following page.


                                         PROTOSOURCE CORPORATION AND SUBSIDIARY

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 (CONTINUED)


                                                                     Accumulated
                                                       Additional       Other                                       Current Year's
                                                        Paid-In     Comprehensive     Accumulated                    Comprehensive
                                                        Capital        (Loss)           Deficit         Total           (Loss)
                                                      ------------   ------------    ------------    ------------    ------------

Balance at December 31, 2001                          $    392,745   $   (161,637)   $(24,013,072)   $    772,329            --

Issuance of common stock in connection with
  financing                                                   --             --              --         1,081,667            --
Warrants issued in connection with financing                46,362           --              --            46,362            --
Beneficial conversion feature of convertible notes       1,048,784           --              --         1,048,784            --
Other comprehensive (loss), net of tax:
   Unrealized (loss) on marketable securities                 --         (173,376)           --          (173,376)   $   (173,376)
    Reclassification adjustment for losses included
      in net loss                                             --          272,944            --           272,944         272,944
Net loss                                                      --       (2,798,497)           --        (2,798,497)     (2,798,497)
                                                      ------------   ------------    ------------    ------------    ------------

          Total comprehensive (loss)                                                                                 $ (2,698,929)
                                                                                                                     ============

Balance at December 31, 2002                             1,487,891        (62,069)    (26,811,569)        250,213            --


Issuance of common stock in connection with
  financing                                                   --             --              --           200,000            --
Common stock to be issued in connection with
  financing                                                   --             --              --           700,000            --
Beneficial conversion feature of convertible notes         976,216           --              --           976,216            --
Other comprehensive (loss), net of tax:
  Unrealized (loss) on marketable securities                  --           (3,873)         (3,873)           --      $     (3,873)
  Reclassification adjustment for losses included
    in net loss                                               --           65,942          65,942            --            65,942
Net loss                                                      --             --        (4,291,884)     (4,291,884)     (4,291,884)
                                                      ------------   ------------    ------------    ------------    ------------

              Total comprehensive (loss)                                                                             $ (4,229,815)
                                                                                                                     ============

Balance at December 31, 2003                          $  2,464,107   $       --      $(31,103,453)   $ (2,103,386)           --
                                                      ============   ============    ============    ============    ============


                The notes to consolidated financial statements are an integral part of the above statement.

                                                     F-5 (continued)

                        PROTOSOURCE CORPORATION AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                     YEAR ENDED
                                                                     DECEMBER 31,
                                                                 2003           2002
                                                             -----------    -----------

                              INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net loss                                                   ($4,291,884)   ($2,798,497)
  Adjustments to reconcile net loss to net cash
       (used in) operating activities:
     Depreciation and amortization                                 8,726         22,968
     Impairment of investment                                     81,000        121,000
     Provision for bad debts                                        --            2,950
     Loss on sale of marketable securities                        65,942        272,944
     Amortization of debt issuance costs                         949,798        617,236
     Amortization of beneficial conversion
       of notes payable                                          976,216      1,048,784
     Write-off of notes and interest receivable, P2i, Inc.     1,705,062           --
     Changes in operating assets and liabilities:
       Interest receivable                                          --          (55,252)
       Prepaid expenses and other assets                           2,025         39,063
       Assets and liabilities held for sale                         --           (2,243)
       Accounts payable                                           28,870          7,811
       Accrued expenses                                          196,920        279,763
       Deferred revenue                                           39,062         (4,000)
                                                             -----------    -----------

              Net cash (used in) operating activities           (238,263)      (447,473)
                                                             -----------    -----------

Cash flows from investing activities:
  Increase in notes receivable, P2i, Inc.                       (610,226)      (986,280)
  Deposits                                                          --             (500)
  Proceeds from sale of marketable securities                      7,051        263,312
                                                             -----------    -----------

              Net cash (used in) investing activities           (603,175)      (723,468)
                                                             -----------    -----------



                                CONTINUED ON NEXT PAGE



                 The notes to consolidated financial statements are an
                         integral part of the above statement.


                       PROTOSOURCE CORPORATION AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED


                                                                   YEAR ENDED
                                                                   DECEMBER 31,
                                                               2003           2002
                                                           -----------    -----------

Cash flows from financing activities:
  Proceeds from borrowings                                 $   900,000    $ 1,125,000
  Payments on obligations under capital leases                 (13,775)       (36,903)
  Debt issuance costs incurred                                    --          (32,750)
                                                           -----------    -----------

           Net cash provided by financing activities           886,225      1,055,347
                                                           -----------    -----------

Net increase (decrease) in cash                                 44,787       (115,594)

Cash at beginning of year                                        2,671        118,265
                                                           -----------    -----------

Cash at end of year                                        $    47,458    $     2,671
                                                           ===========    ===========




                  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                 $   173,289    $    69,494
                                                           -----------    -----------
  Income taxes                                             $      --      $      --
                                                           -----------    -----------




       SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with financing      $   900,000    $ 1,081,667
Warrants issued in connection with financing                      --           46,362
Unrealized loss on marketable securities                       (62,069)       (99,569)

Write-off of interest receivable from P2i, Inc. recorded
  during the nine-month period ended September 30, 2003
  deemed uncollectible and written-off during the
  quarter ended December 31, 2003                              (75,658)          --




                The notes to consolidated financial statements are an
                        integral part of the above statement.

                                         F-7

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


1.   Nature of Operations and Summary of Significant Accounting Policies

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

     The Company also operated as a private cable operator through its wholly-owned subsidiary, Suncoast Automation, Inc. ("Suncoast"). Suncoast builds, upgrades and maintains cable TV systems as well as manages programming for the timeshare industry. Suncoast developed an interactive system that delivers basic cable TV, premium channel packages and high-speed Internet access to this market. The Company sold substantially all of the assets of Suncoast on July 1, 2001.

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

     o The acquisition of P2i Newspaper, Inc. which became effective on January 1, 2004 at which time P2i Newspaper became a wholly-owned subsidiary of the Company (see Note 8), and the ability of P2i Newspaper to successfully implement its strategic plan as follows:

          P2i Newspaper's long-term business strategy is to focus on the processing of print content into web content using technologically sophisticated, database-driven, services and solutions across multiple business-to-business verticals. The combination of on-target sales strategies, low labor costs, a well-educated labor pool fluent in English, and sophisticated technologies make P2i Newspaper highly competitive. The Company intends leveraging these competitive advantages in other markets over the next five years.

          Through 2004 and 2005, P2i Newspaper will focus on the following: increase market share in the newspaper vertical and target government, retail and manufacturing verticals.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued

     Newspaper

     o In November, 2003, P2i Newspaper made the strategic decision to withdraw from marketing directly to new newspaper accounts in the United States, but instead to focus on building partnerships to build sales. The Company recognized that the conversion of print content into Internet was viewed by newspapers as an essential commodity, and as such they were motivated by price as much as product functionality and features.
     o Through its partners and residual direct accounts, P2i Newspaper is supplying or has access to over 1,600 U.S. newspapers: over 24% of the U.S. market.

     Government

     o The UK government has mandated that all government publications must also be available online within the near future. P2i Newspaper is working closely to maximize this opportunity.
     o P2i Newspaper's solution has just been evaluated by the city of Stockport in the UK and has passed the established Bobby AA standards.

     Retail

     o    P2i Newspaper currently processes inserts for several retailers.
     o In addition, the Company is in talks with retailer groups to provide the ad and special section processing that will be incorporated into a platform featuring newspaper content and retail inserts.
     o The pricing for converting catalog and retail insert pages has fallen dramatically over the past 18 months. P2i Newspaper believes it will continue to fall and that the Company is perfectly positioned to re-enter this market using a similar strategy to that used in the newspaper space: partnerships.

     Manufacturing

     o P2i Newspaper solutions are applicable for any business with large volumes of frequently updated print content that is appropriate for Internet distributions.
     o Manufacturing companies are generally putting all technical manuals online in crude PDF format.
     o The potential revenue opportunity is being quantified, but is believed to be substantial.

     If management cannot achieve the above objectives, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued

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

     Depreciation and amortization of property and equipment charged to operations was $8,726 and $22,968 for the years ended December 31, 2003 and 2002, respectively.

     Amortization - Debt issuance costs are being amortized using the straight-line method over the one-year term of the notes (see Note 3).

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

     An impairment charge of $81,000 and $121,000 was recognized for the years ended December 31, 2003 and 2002, respectively, as there was a decline in the fair value of the investment below its cost, which was considered other than temporary. The fair value was based on financial projections, consultation with the Company's investment banker and an outside consultant, and management's estimates. Effective January 1, 2004, the Company acquired P2i's Print-to-Internet business (see Note 8).

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


1.   Summary of Significant Accounting Policies - Continued

     Stock-based compensation - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for its stock-based compensation plans. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the following pro forma amounts for the years ended December 31, 2003 and 2002:

                                                      2003           2002
                                                  -----------    -----------
   Net loss:
     As reported                                  $(4,291,884)   $(2,798,497)
     Deduct:
       Total stock-based compensation
         determined under Black-Scholes
         option valuation model for all awards,
         net of income taxes                          (35,000)       (35,000)
                                                  -----------    -----------

   Pro forma                                      $(4,326,884)   $(2,833,497)
                                                  ===========    ===========

   Net loss per share of common stock:
     As reported                                  $      (.52)   $      (.45)
     Pro forma                                    $      (.53)   $      (.46)


     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


1.   Summary of Significant Accounting Policies - Continued

     Net (loss) per basic and diluted share of common stock - Basic loss per share is calculated using the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method.

     The basic and diluted loss per share are the same since the Company had a net loss for 2003 and 2002 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 1,697,500 and 3,532,000 shares of common stock at December, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share.

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

     Reclassifications - Certain reclassifications have been made to the 2002 financial statement presentation for comparability with the 2003 financial statements.


     Recently Issued Accounting Standards
     ------------------------------------

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 or FIN 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". In October 2003, the FASB issued FASB Staff Position FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," deferring the effective date for applying the provisions of FIN 46 for public entities' interests in variable interest entities or potential variable interest entities created before February 1, 2003 for financial statements of interim or annual periods that end after December 15, 2003. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities." This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future or any entity with which we have a relationship is reconsidered, based on guidance in FIN 46, to be a variable interest entity, the Company's consolidated financial position or results of operations might be materially impacted.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


1.   Summary of Significant Accounting Policies - Continued

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. The Company has not entered into or modified any financial instruments subsequent to May 31, 2003 affected by this statement. The Company does not expect the adoption of this statement to have a material impact on financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, hedging relationships designated after June 30, 2003, and to certain pre-existing contracts. The Company has not entered into or modified any financial instruments subsequent to June 30, 2003 affected by this statement. The Company does not expect the adoption of this statement to have a material impact on financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB No. 123", which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. Management does not expect the adoption of this statement to have a material impact on the Company's financial condition or results of operations.

2.   Discontinued Operations

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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


2.   Discontinued Operations - Continued

     Pending Sale of ISP Division - Continued
     ----------------------------------------

     On January 1, 2004, the sale of the ISP business to Brand X closed. Under the terms of that agreement a promissory note of $284,455 was executed by Brand X to be paid in 55 equal monthly installments. This note is collateralized by a pledge of shares in Brand X. In addition, ProtoSource is entitled to appoint one person to the board of directors of Brand X for the duration of the agreement.

     A summary of operating results of this discontinued operation follows for the year ended December 31, 2002:

     Net revenues                                                $ 453,177
     Operating expenses                                            479,342
                                                                 ---------

     Operating loss                                                (26,165)
     Other (expense)                                                (1,168)
                                                                 ---------

     Net loss                                                    $ (27,333)
                                                                 =========


3.   Notes Payable

     During the years ended December 31, 2003 and 2002, the Company issued $900,000 and $1,125,000, respectively, of promissory notes in exchange for amounts borrowed from individuals. The notes mature in one year from date of issuance with interest payable at 10% per annum and each with a conversion feature which permits the Holder to convert the principal and accrued interest into the Company's common stock at any time prior to the due date of the repayment of the note by the Company. The conversion rate is generally the amount to be converted divided by 50% of the average closing bid price of the common stock for the five trading days prior to the date of the note. An amount of approximately $976,000 and $1,049,000 has been recognized in 2003 and 2003, respectively, as interest expense and additional paid-in capital as the result of the beneficial conversion feature of these notes.

     Also in connection with the issuance of these notes, the Company issued 3,362,500 during 2003 and 1,818,726 during 2002 in shares of common stock valued at approximately $1,082,000 and $900,000 respectively. In addition, the Company issued 407,500 warrants in 2003 and 112,500 warrants in 2002. The value of the warrants were considered deminimus in 2003 and were valued at approximately $46,000 in 2002. These amounts are being amortized to interest expense on a monthly basis over the one-year term of the notes.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


4.   Income Taxes

     Significant components of deferred income taxes as of December 31, 2003 are as follows:

                 Net operating loss carryforward   $ 5,665,000
                 Impairment of investment              605,000
                                                   -----------
                 Total deferred tax asset            6,270,000
                 Less valuation allowance           (6,270,000)
                                                   -----------
                 Net deferred tax asset            $      --
                                                   ===========


     The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $6,270,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $765,000. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

     At December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $18,884,000 and $6,800,000, respectively. Such carryforwards expire in the years 2007 through 2023 and 2004 through 2008 for federal and state purposes, respectively.

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

6.   Stock Options and Warrants

     Incentive stock option plan - In November, 1994, the Company's Board of Directors authorized, and the shareholders approved, a stock option plan which provides for the grant of incentive and nonqualified options to eligible officers and key employees of the Company to purchase up to 150,000 shares of the Company's common stock. The purchase price of such shares shall be at least equal to the fair market value at the date of grant. Such options vest at the discretion of the Board of Directors. The stock option plan expires in 2004. Under the Company's stock option plan, outstanding options vest over three years from the grant date and are generally for a six-year term. There are currently no outstanding options under this plan.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


6.   Stock Options and Warrants - Continued

     1999 Executive Officers Stock Option Plan
     -----------------------------------------

     In May, 1999, the Company's Board of Directors authorized a stock option plan which provides for the grant of incentive and nonqualified options to eligible officers and directors of the Company to purchase up to 150,000 shares of the Company's common stock. The purchase price of such shares shall be at least equal to the fair market value at the date of grant. Such options vest at the discretion of the Board of Directors. The stock option plan expires in 2009. There are currently no outstanding options under this plan.


     2000 Stock Option Plans
     -----------------------

     In May, 2001, the Company's shareholders approved the Company's 2000 Employee Stock Option Plan and the 2000 Executive Stock Option Plan. Each Plan has 350,000 shares reserved for issuance and no stock options have been granted under either plan as of December 31, 2003


     Severance Warrants
     ------------------

     During 2001, the Company issued 22,500 warrants to a former officer in connection with termination of his employment. The warrants are exercisable at $6.00 per share until November, 2004.


     Board of Directors Options
     --------------------------

     The Company issued 115,000 stock options to its Non-Employee Directors from October, 1998 to December 31, 2001. The options vest immediately, or over a three-year period and are exercisable at $1.36 to $6.00 per share and the options are for a five-year term. As of December 31, 2003, 92,500 options are outstanding.


     Warrants from Secondary Offering
     --------------------------------

     The Company issued 1,137,000 redeemable common stock purchase warrants in connection with a secondary offering of its common stock in May 1998. Each warrant is exercisable to purchase one share of common stock at $6.33 per share until May 13, 2003 and may be redeemed by the Company if the closing price of the Company's common stock is at least $8.63 per share for twenty consecutive trading days. All warrants were cancelled May 13, 2003. As of December 31, 2003, there were no warrants are outstanding.

     In connection with the offering, the Company issued the underwriter a warrant to purchase 105,000 units of the Company's securities at $9.49 per unit until May 13, 2003. Each unit consists of one share of the Company's common stock and one redeemable common stock purchase warrant. All warrants were cancelled May 12, 2003. As of December 31, 2003, there were no warrants are outstanding.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


7.   Commitments and Contingencies

     Leases
     ------

     The Company leases certain computer equipment under noncancellable capital leases.

     The following is a schedule of future minimum lease payments at December 31, 2003 under the Company's capital leases (together with the present value of minimum lease payments).

                        2004                              $ 17,859
                        2005                                17,859
                        2006                                 7,442
                        2007                                  --
                                                          --------
            Total minimum lease payments                    43,160
            Less amount representing interest               (7,522)
                                                          --------
            Present value of net minimum lease payments   $ 35,638
                                                          ========


     In 2003, the Company paid administrative fees to P2i of approximately $50,000 for office space and other administrative charges. In 2002, rent expense was approximately $22,000 which related to its discontinued operation. As of December 31, 2003, the Company had no future operating lease commitments.


8.   Acquisition

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

     On January 1, 2004, the Company, P2i Newspaper and P2i amended the terms of the Agreement (the "Amendment"). Pursuant to the terms of the Amendment, in exchange for all of the issued and outstanding shares of P2i Newspaper, the Company issued 198,836 shares of series B preferred stock (the "Preferred Stock"), which shares shall be reduced by the total fees incurred to audit the financial statements of P2i or P2i Newspaper, divided by $50. Each share of Preferred Stock is exchangeable for 100 shares of the Company's common stock at any time after the Company increases its authorized number of shares of common stock to 100,000,000 shares.

     As part of this transaction, the Company will also acquire an additional interest in P2i's new media business which will bring its total ownership in P2i to 19.8%.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


8.   Acquisition - Continued

     The acquisition of P2i Newspaper became effective on January 1, 2004, at which time P2i Newspaper became a wholly-owned subsidiary of the Company. P2i Newspaper is a leader in the conversion of previously created print advertising into interactive web products for newspaper, magazine and mail order/retail catalog advertising. Clients include newspapers from the Gannett, Tribune and McClatchy Newspaper groups. The Company is headquartered in Bethlehem, PA, has offices in New York and London, and a data conversion facility in Kuala Lumpur, Malaysia.

     The Company loaned P2i $50,000 in 2001, $995,280 in 2002, and $597,023 in
     2003. The loans to P2i are in the form of demand notes. The notes accrue interest at the rate of 8% per annum. The notes receivable, together with the related accrued interest, have been written-off during 2003 as collection on these notes was deemed to be doubtful.

     Upon completion of the audit of the financial statements of P2i Newspaper, these financial statements will be amended to include pro forma financial statements of ProtoSource Corporation as if the acquisition occurred on January 1, 2003.


9.   Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and notes receivable. The Company places its cash and short-term investments with high credit quality financial institutions and limits its credit exposure with any one financial institution. See previous note for effect of pending merger regarding notes receivable.


10.  Employee Benefit Plan

     Effective May 29, 1997, the Company adopted a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no contributions for the years ended December 31, 2003 and 2002. Company contributions vest as follows:

                  Years of Service                Percent Vested
                  ----------------                --------------

                         1                              33%
                         2                              66%
                         3                             100%


11.  Fair Value of Financial Instruments

     Disclosures about the fair value of financial instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


11.  Fair Value of Financial Instruments - Continued

     Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2003:

                                            Carrying    Estimated
                                             Amount     Fair Value
                                             ------     ----------

              Financial liabilities:
                Notes payable               2,025,000   2,025,000
                Capital lease obligations      35,638      35,638


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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company does not have any material market risk sensitive financial instruments.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 8a. CONTROLS AND PROCEDURES.

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Executive Officers, Directors, Director Nominees And Key Employees

Our executive officers, directors and key employees and their ages and positions with us are as follows:

NAME                               POSITION
----                               --------
Peter Wardle,49                    Chief Executive Officer, President,
                                   Chief Financial Officer and Director
Thomas Butera,37                   Chief Operating Officer and Director
Joseph DiMarino,61                 Director
Mark Blanchard,51                  Director
Stewart Kalter,33                  Director

Peter Wardle became a director in December 2001 and was appointed as Chief Executive Officer, Chief Financial Officer and President in May 2002. Mr. Wardle was Chief Executive Officer of P2i, Inc. from May 2000 through December 2003. Mr. Wardle served as Chief Executive Officer of 2020 Marketing and Design from 1993 when he co-founded the company until December 2003. Prior to that, Mr. Wardle served as a database marketing consultant form 1990 to 1993. From 1987 to 1990, he was Chief Executive Officer of Autoroos, Inc. Mr. Wardle received a degree in accounting from Stockport College in the UK in 1978.

Thomas C. Butera was appointed as Chief Operating Officer and a director of the Company in January 2004. From 1993 until December 2003, Mr. Butera was creative director of 2020 Marketing and Design. From December 2001 through December 2003, Mr. Butera served as an executive of P2i, Inc. Since May 2003, Mr. Butera has served as Chief Operating Officer of P2i Newspaper, Inc. Mr. Butera is a graduate of Parsons School of Design in New York City.

Joseph DiMarino was appointed as a director of the Company in August 2003. Mr. DiMarino began his newspaper career in 1970 with the Philadelphia Inquirer, which is a Knight Ridder newspaper. Mr. DiMarino held various executive positions with Knight Ridder, Inc. from 1970 until June 2002. From August 2002 until May 2003, Mr. DiMarino was Chief Operating Officer of P2i Newspaper, Inc. Since May 2003, Mr. DiMarino has provided consulting services to the newspaper industry. Mr. DiMarino is a graduate of Villanova University.

Mark Blanchard has been a member of the Company's Board since May 2002. Mr. Blanchard was a co-founder and has been President of Resort TV Services since July 2003. Prior to that he was Vice President and General Manager of ProtoSource's former Suncoast division, a business he helped founding 1998. From 1995 to 1998 he was founder and President of Internet Stock Market Inc., which facilitated the promotion of public companies. From 1992 to 1995, Mr. Blanchard was founder and President of Pension Specialists Management Group, a company that advised pension funds on investments. From 1979 to 1992, Mr. Blanchard held several positions with Raymond James and Associates, and Smith Barney, full service brokerage firms. His final position with Smith Barney was Senior Vice President of Municipals. He graduated from Rutgers University with a degree in business in 1976.

Stewart Kalter became a director in October 2001. Since May 2003, Mr. Kalter has served as President of Vision Securities. From May 2001 through May 2003, Mr. Kalter served as Director of Corporate Finance and Research of Andrew, Alexander, Wise & Company, Inc. Prior to that, he was Director of Research at Global Capital Securities from February 2000 to March 2001. Mr. Kalter was a Research Analyst with Spencer Clarke from November 1997 to January 2000. From 1995 until 1997, he served as a Research Associate with Bishop Allen. Mr. Kalter has a BS in Accounting from Widener College and an MBA in Finance and Banking from Hofstra University.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Exchange Act during fiscal 2003 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 2002, no persons during the last fiscal year failed to file on a timely basis.


Code of Ethics

     The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of the officers, directors and employees of the Company. The Code of Ethics is filed as an exhibit to this Report on Form 10-KSB.


ITEM 10. EXECUTIVE COMPENSATION

At January 1, 2004 Peter Wardle and Thomas Butera receive compensation in excess of $100,000 per year.

The following table discloses certain compensation paid to the Company's Chief Executive Officer for the last three fiscal years.

                                                                                       Long Term
Name and                                                                              Compensation
Principal                                    Other        Annual    All Other       Awards/Securities
Position               Year   Salary $()  Compensation    Bonus    Compensation   Underlying Options(#)
--------               ----   ----------  ------------    -----    ------------   ---------------------
Peter Wardle, CEO      2003    -0-              -           -            -                  -

Thomas Butera, COO     2003    -0-              -           -            -                  -

William Conis, Former  2002    $ 89,519
Chief Executive        2001    $182,291         -           -            -                50,000
 Officer               2000    $163,333     $12,000(1)      -            -                  -
----------

     (1)  As per Mr. Conis's 1999 Consulting Agreement.


Option Grants in Last Year and Stock Option Grant

No options were granted during the year ended December 31, 2003.


Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

The following table provides information on the value of the named executive officers' unexercised options at December 31, 2003. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2003.

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

The Plan is administered by the Board of Directors and terminates in November 2004. At December 31, 2003, the Company had reserved 150,000 shares of Common Stock for issuance under the Plan. Under the Plan, the Board of Directors determines which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price.

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

As of December 31, 2003, no options are outstanding under this Plan.

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

As of December 31, 2003, no options are outstanding under this Plan.

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

A total of 150,000 shares of authorized but unissued common stock have been reserved for issuance pursuant to the 1999 Plan. As of December 31, 2003, no options are outstanding under this Plan.

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

A total of 350,000 shares of authorized but unissued common stock have been reserved for issuance pursuant to the 2000 Plan. As of December 31, 2003, no options are outstanding under this Plan.

Options under the 2000 Plan may not be transferred, except by will or by the laws of interstate succession. The number of shares and price per share of the options under the Plan will be proportionately adjusted to reflect forward and reverse stock splits. The holder of an option under the 2000 Plan has none of the rights of a shareholder until shares are issued.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the holdings of Common Stock by each person who, as of March 31, 2004, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record and all share amounts include stock options and Common Stock purchase warrants exercisable within 60 days from the date hereof.

                                         Amount and Nature
                                           of Beneficial        Percent of Class
Name of Beneficial Owner (1)               Ownership (2)               (%)
----------------------------             -----------------      ----------------

Peter Wardle                                        -                   -
Thomas Butera                                       -                   -
Joseph DiMarino                                     -                   -
Mark Blanchard (3)                            461,454                 6.2%
Stewart Kalter                                      -                   -
Kent Spears                                   367,173                 4.9%
Peter J. Pappas (4)                         1,319,748                16.2%
All officers and directors as a group
(5 persons)                                   461,454                 6.2%
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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2003, the Company signed an agreement and Plan of Merger with P2i to acquire P2i's Print-to-Internet business in exchange for a controlling interest in the Company and satisfaction of the existing P2i debt to the Company. The Company loaned P2i $50,000 in 2001, $995,280 in 2002 and $597,023 in 2003.
Additional loans of $58,500 in 2004 were made through March 19, 2004. The loans to P2i were in the form of demand notes, which in the event that the merger did not get completed, would have been due on demand.

In May 2002 Peter Wardle, CEO and a principal stockholder of P2i, Inc. and a director of the Company, assumed the duties and responsibilities of CEO of the Company. As of January 2004, Mr. Wardle draws a salary from the Company and his expenses are being reimbursed.

P2i, through its staff and infrastructure, provides the administrative and accounting functions of the Company, as well as office space. Through December 31, 2002, P2i was not paid for such services. P2i and the Company entered into a services agreement for periods commencing after January 1, 2003.

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

10.14 Agreement between ProtoSource Corporation, Suncoast Acquisition Corp. and Suncoast Automation, Inc., dated as of July 1, 2001 (7)

10.15 Agreement and Plan of Merger, dated as of February 13, 2003, by and among Protosouce Corporation, Protosource Acquisition LLC, P2i, Inc. and P2i Newspaper, Inc. (8)

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1        Code of Ethics and Business Conduct of Officers, Directors and
            Employees (9)

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

(7) Incorporated by reference from the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 16, 2001.

(8) Incorporated by reference from the Company Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2003

(9) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 2002.

(b) Reports on Form 8-K.

     During the three-month period ending December 31, 2003, the Company filed no reports on Form 8-K.

Item 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2003 and December 31, 2002, and for review of the financial statements included in the Company's quarterly reports on Form 10-QSB during such fiscal years, were $42,520 $(25,000 from Margolis & Company and $17,520 from the Company's predecessor auditors) and $44,530 $(15,000 from Margolis & Company and $29,530 from the Company's predecessor auditors), respectively.

Audit-Related Fees. The aggregate fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements were $0 and $7,130 (billed by our predecessor auditors) for the years ended December 31, 2003 and 2002, respectively.

Tax Fees. The aggregate fees billed for tax preparation and related services by our auditors were $6,000 (billed by Margolis & Company) and $10,355 (billed by our predecessor auditors) for the years ended December 31, 2003 and 2002, respectively.

All Other Fees. For the fiscal year ended December 31, 2003, the Company incurred fees to auditors of $20,000 for services rendered to the Company, other than the services covered in "Audit Fees", "Audit-Related Fees" or "Tax Fees". The nature of such services rendered was the audit of P2i Newspaper, Inc.'s annual financial statements for fiscal 2001 & 2002 as a preparatory step to merger with Company. This included a review of P2i Newspaper's accounts through September 30, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethlehem, Pennsylvania, on April 30, 2004.

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


Signature                         Title                           Date
---------                         -----                           ----


/s/  Peter Wardle                 Chief Executive Officer        April 30, 2004
----------------------------      Chief Financial Officer
     Peter Wardle                (Principal Accounting
                                  Officer), and Director

/s/  Thomas Butera                Chief Operating Officer        April 30, 2004
----------------------------      Director
     Thomas Butera

/s/  Joseph DiMarino              Director                       April 30, 2004
----------------------------
     Thomas Butera

/s/  Mark Blanchard               Director                       April 30, 2004
----------------------------
     Mark Blanchard

/s/  Stewart Kalter               Director                       April 30, 2004
----------------------------
     Stewart Kalter