Form 10QSB
period 2004-03-31
PROTOSOURCE CORP
filed 2004-06-24
CIK 932772

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

For the Quarterly Period ended March 31, 2004

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

                                 Yes [X] No [ ]

There were 8,114,829 shares of the registrant's common stock, no par value outstanding as of March 31, 2004.


                               PROTOSOURCE CORPORATION
                               -----------------------

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                                   MARCH 31, 2004
------------------------------------------------------------------------------------



                                      INDEX
                                      -----


Part I - Financial Information (unaudited):
     Item 1.   Condensed consolidated balance sheet -
               March 31, 2004                                                   3

               Condensed consolidated statement of operations for the
               three-month periods ended March 31, 2004 and 2003                4

               Condensed consolidated statement of stockholders'
               deficiency for the three-month period ended March 31, 2004       5

               Condensed consolidated statement of cash flows for the
               three-month periods ended March 31, 2004 and 2003              6 & 7

               Notes to condensed consolidated financial statements
               for the three month period ended March 31, 2004               8 to 13

     Item 2.   Management's discussion and analysis of
               financial condition and results of operations                14 to 18


Part II - Other Information

               Other Information                                               19

               Signature                                                       20




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




                               PROTOSOURCE CORPORATION
                               -----------------------

                        CONDENSED CONSOLIDATED BALANCE SHEET
                                   MARCH 31, 2004
                                     (unaudited)
------------------------------------------------------------------------------------

                                       ASSETS

Current assets:
   Cash                                                                 $     58,682
   Accounts receivable - trade, net of allowance                             161,724
   Employee advances                                                          14,014
   Amounts due from related party - P2i, Inc.                                104,006
   Notes receivable, current portion                                          63,156
   Prepaid expenses and other                                                195,515
                                                                        ------------

           Total current assets                                              597,097
                                                                        ------------

Property and equipment, at cost, net of
   accumulated amortization of $343,493                                      188,020
                                                                        ------------

Other assets:
   Note receivable, non-current portion - Brand X Networks, Inc.             195,127
   Goodwill - Acquisition of P2i Newspaper                                   375,067
   Debt issuance costs, net of accumulated amortization of $1,979,653        570,626
   Investment in corporation                                                  24,000
   Deposits                                                                    8,263
                                                                        ------------

           Total other assets                                              1,173,083
                                                                        ------------

           Total assets                                                 $  1,958,200
                                                                        ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                        $  2,275,000
   Current portion of obligations under capital leases                        43,255
   Accounts payable                                                          212,163
   Accrued expenses                                                          790,548
   Due to related company                                                     84,546
                                                                        ------------

           Total current liabilities                                       3,405,512
                                                                        ------------

Obligations under capital leases, non-current portion                         30,351
                                                                        ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, none issued and outstanding                                    --
   Preferred stock to be issued, no par value, 193,836 shares                416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 8,114,829 shares issued and outstanding                  25,835,960
   Common stock to be issued, no par value; 4,801,500 shares               1,357,000
   Additional paid-in capital                                              2,714,107
   Accumulated deficit                                                   (31,800,909)
                                                                        ------------

           Net stockholders' deficiency                                   (1,477,663)
                                                                        ------------

           Total liabilities and net stockholders' deficiency           $  1,958,200
                                                                        ============

See accompanying notes.



                               PROTOSOURCE CORPORATION
                               -----------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)
------------------------------------------------------------------------------------

                                                                THREE-MONTH
                                                                PERIOD ENDED
                                                                  MARCH 31,
                                                            2004            2003
                                                        ------------    ------------

Net revenues                                            $    329,558    $       --
                                                        ------------    ------------

Operating expenses:
   Cost of revenues                                          254,182            --
   Sales & marketing                                          15,199            --
   General and administrative                                224,095          85,576
   Depreciation and amortization                              27,602           2,182
                                                        ------------    ------------

           Total operating expenses                          521,078          87,758
                                                        ------------    ------------

Operating loss                                              (191,520)        (87,758)
                                                        ------------    ------------

Other income (charges)
   Interest income                                              --            22,319
   Other income                                                4,565           7,272
   Interest expense                                         (577,204)       (415,910)
   Investment banking fees                                  (407,000)           --
   Loss on sale of marketable securities                        --           (65,942)
   Other expense                                              (1,752)           --
                                                        ------------    ------------

           Net other charges                                (981,391)       (452,261)
                                                        ------------    ------------

Loss from continuing operations                           (1,172,911)       (540,019)

Discontinued operations:
     Gain on disposal - ISP                                  475,455            --
                                                        ------------    ------------

Net loss                                                ($   697,456)   ($   540,019)
                                                        ============    ============

Net loss per basic and diluted share of common stock:
   Continuing operations                                ($       .04)   ($       .07)
   Discontinued operations                                       .02            --
                                                        ------------    ------------

           Net loss                                     ($       .02)   ($       .07)
                                                        ============    ============



Weighted average number of basic and diluted
   common shares outstanding                              31,035,717       7,580,975
                                                        ============    ============


See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004
                                   (unaudited)
--------------------------------------------------------------------------------------------

                                         Preferred Stock
                                          To be issued                  Common Stock
                                   ---------------------------   ---------------------------
                                      Shares          Amount         Shares        Amount
                                   ------------   ------------   ------------   ------------

Balance, December 31, 2003                 --             --        8,114,829   $ 25,835,960

Issuance of preferred stock in
  connection with acquisition           193,836   $    416,179           --             --

Common stock to be issued in
  connection with investment
  banking fees for acquisition             --             --             --             --

Common stock to be issued in
   connection with financing               --             --             --             --

Beneficial conversion feature of
  convertible notes                        --             --             --             --


Net loss                                   --             --             --             --
                                   ------------   ------------   ------------   ------------

Total comprehensive (loss)                 --             --             --             --


Balance, March 31, 2004                 193,836   $    416,179      8,114,829   $ 25,835,960
                                   ============   ============   ============   ============

Table continues below.
                                           Common Stock
                                           to be Issued           Additional
                                   ---------------------------     Paid-In      Accumulated
                                      Shares         Amount        Capital        Deficit           Total
                                   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2003            2,737,500   $    700,000   $  2,464,107   ($31,103,453)   ($ 2,103,386)

Issuance of preferred stock in
  connection with acquisition              --             --             --             --           416,179

Common stock to be issued in
  connection with investment
  banking fees for acquisition          814,000        407,000           --             --              --

Common stock to be issued in
   connection with financing          1,250,000        250,000           --             --           250,000

Beneficial conversion feature of
  convertible notes                        --             --          250,000           --           250,000


Net loss                                   --             --             --         (697,456)       (697,456)
                                   ------------   ------------   ------------   ------------    ------------

Total comprehensive (loss)                 --             --             --             --              --


Balance, March 31, 2004            $  4,801,500   $  1,357,000   $  2,714,107   ($31,800,909)   ($ 1,477,663)
                                   ============   ============   ============   ============    ============

See accompanying notes.



                                  PROTOSOURCE CORPORATION
                                  -----------------------

                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (unaudited)
------------------------------------------------------------------------------------------

                                                                      THREE-MONTH PERIOD
                                                                            ENDED
                                                                           MARCH 31,
                                                                       2004         2003
                                                                    ---------    ---------

                                INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                         ($697,456)   ($540,019)
   Adjustments to reconcile net loss to net cash
       (used in) operating activities:
     Gain on disposal - ISP                                          (475,455)        --
     Depreciation and amortization                                     27,602        2,182
     Loss on sale of marketable securities                               --         65,942
     Amortization of debt issuance costs                              259,502      281,711
     Amortization of beneficial conversion
       feature of notes payable                                       250,000      100,000
     Investment banking fees to be paid by
       issuance of common stock                                       407,000         --
   Changes in operating assets and liabilities:
     Accounts receivable                                                1,434      (22,319)
     Prepaid expenses and other assets                                 (1,835)        --
     Accounts payable                                                 (61,355)      31,462
     Accrued expenses                                                 102,052       27,242
                                                                    ---------    ---------

              Net cash (used in) operating activities                (188,511)     (53,799)
                                                                    ---------    ---------

Cash flows from investing activities:
   Cash obtained from acquisition of P2i Newspaper                     56,775         --
   Purchase of property and equipment                                    (275)        --
   Increase in notes receivable                                          --        (50,713)
   Employee receivable                                                (13,889)        --
   Proceeds from sale of marketable securities                           --          7,051
                                                                    ---------    ---------

              Net cash provided by (used in) investing activities      42,611      (43,662)
                                                                    ---------    ---------

Cash flows from financing activities:
   Proceeds from borrowings                                           250,000      100,000
   Payments on notes payable                                             --         (5,210)
   Payments on obligations under capital leases                        (9,504)        --
   Net change in amount due related company                           (50,872)        --
   Debt issuance costs incurred                                       (32,500)        --
                                                                    ---------    ---------

              Net cash provided by financing activities               157,124       94,790
                                                                    ---------    ---------

Net increase (decrease) in cash                                        11,224       (2,671)

Cash at beginning of period                                            47,458        2,671
                                                                    ---------    ---------

Cash at end of period                                               $  58,682    $    --
                                                                    =========    =========

                                 CONTINUED ON NEXT PAGE

See accompanying notes.



                                PROTOSOURCE CORPORATION
                                -----------------------

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                      (unaudited)
---------------------------------------------------------------------------------------


                                                                   THREE-MONTH PERIOD
                                                                          ENDED
                                                                         MARCH 31,
                                                                     2004        2003
                                                                  ---------   ---------


                   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                       $  67,778   $  34,199
                                                                  ---------   ---------
   Income taxes                                                   $    --     $    --
                                                                  ---------   ---------





SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with financing             $ 250,000   $ 100,000
Issuance of preferred stock in connection with acquisition          416,179        --
Unrealized (gain) loss on marketable securities                        --       (62,069)
Sale of ISP Division in exchange for note receivable and credit
for future services                                                 475,455        --













See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004
                                   (unaudited)
--------------------------------------------------------------------------------

1.   Nature of Operations and Summary of Significant Accounting Policies

     Nature of operations - ProtoSource Corporation, formerly SHR Corporation doing business as Software Solutions Company (the "Company'), was incorporated on July 1, 1988, under the laws of the state of California. Until May 1, 2002, the Company was an Internet service provider (ISP). The Company provided dial-up Internet access, web hosting services and web development services. The Company entered into an agreement on May 1, 2002 to sell substantially all of the assets pertaining to the ISP to Brand X Networks, Inc. (see Note 2). Effective January 1, 2004, the Company acquired P2i Newspaper, Inc. (see Note 5). P2i Newspaper, Inc. is principally engaged in the conversion of text and graphics from print to interactive Web content. Its clients include newspaper groups located in the United States and the United Kingdom. P2i Newspaper is headquartered in Bethlehem, Pennsylvania and has a west coast sales office in California and a data conversion center located in Kuala Lumpur, Malaysia.

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 previously filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable. Additionally, the Company has experienced extreme cash liquidity shortfalls from operations.

     The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plans include the following:

     o Obtaining additional working capital through the sale of common stock or debt securities.

     o The ability of P2i Newspaper to successfully implement its strategic plan as follows:

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004
                                   (unaudited)
--------------------------------------------------------------------------------

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

     Government

     o The UK government has mandated that all government publications must also be available online within the near future. P2i Newspaper is working closely to maximize this opportunity.
     o P2i Newspaper's solution has been evaluated by the city of Stockport in the UK and has passed the established Bobby AA standards.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004
                                   (unaudited)
--------------------------------------------------------------------------------


1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued

     Principles of consolidation - The consolidated financial statements include the accounts of the Company and P2i Newspaper, Inc., its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

     Revenue recognition - The Company recognizes service revenue when persuasive evidence of an arrangement exists, services are performed, the price of the transaction is fixed and determinable, and collectibility is reasonably assured.

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

     During each of the three-month periods ended March 31, 2004 and 2003, there would have been no compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123.

     Net (loss) per basic and diluted share of common stock - Basic loss per share is calculated using the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method.

     The basic and diluted loss per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 2,197,500 and 3,542,500 shares of common stock at March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share.

     Reclassifications - Certain reclassifications have been made to the 2003 financial statement presentation for comparability with the 2004 financial statements.

2.   Recently Issued Accounting Standards

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004
                                   (unaudited)
--------------------------------------------------------------------------------

3.   Sale of ISP Division

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

4.   Notes Payable

     During the three months ended March 31, 2004, the Company issued $250,000 of promissory notes in exchange for amounts borrowed from individuals. The notes mature in one year from date of issuance with interest payable at 10% per annum and each with a conversion feature which permits the Holder to convert the principal and accrued interest into the Company's common stock at any time prior to the due date of the repayment of the note by the Company. The conversion rate is generally the amount to be converted divided by a predetermined price established at note issuance. An amount of $250,000 has been recognized in 2004 as interest expense and additional paid-in capital as the result of the beneficial conversion feature of these notes.

     Also in connection with the issuance of these notes, the Company issued 1,250,000 shares of common stock valued at $250,000. In addition, the Company issued 500,000 warrants, to the underwriter which have a deminimis value. These amounts are being amortized to interest expense on a monthly basis over the one-year term of the notes.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004
                                   (unaudited)
--------------------------------------------------------------------------------

5.   Acquisition (continued)

     On January 1, 2004, the Company, P2i Newspaper and P2i amended the terms of the Agreement (the "Amendment"). Pursuant to the terms of the Amendment, in exchange for all of the issued and outstanding shares of P2i Newspaper, the Company issued 193,836 shares of series B preferred stock (the "Preferred Stock"), which shares shall be reduced by the total fees incurred to audit the financial statements of P2i or P2i Newspaper, divided by $50. Each share of Preferred Stock is exchangeable for 100 shares of the Company's common stock at any time after the Company increases its authorized number of shares of common stock to 100,000,000 shares.

     The acquisition was effective on January 1, 2004. The cost was as follows:

          Market value of common stock to be issued          $416,179
          Fair market value of net assets of P2i Newspaper     41,112
                                                             --------

          Goodwill                                           $375,067
                                                             ========

     Management will test goodwill annually for impairment, beginning December 31, 2004.

     As part of this transaction, the Company also acquired an additional interest in P2i's new media business which will bring its total ownership in P2i to 19.8%.

     The Company loaned P2i $50,000 in 2001, $995,280 in 2002, and $597,023 in
     2003. The loans to P2i are in the form of demand notes. The notes accrue interest at the rate of 8% per annum. The notes receivable, together with the related accrued interest, were written-off during the fourth quarter of 2003 as collection on these notes was deemed to be doubtful.

6.   Proforma Financial Information

     In connection with the acquisition of P2i Newspaper, proforma financial statements of ProtoSource Corporation for the three-months ended March 31, 2003 as if the acquisition occurred on January 1, 2003 follows.


                                              PROTOSOURCE CORPORATION AND SUBSIDIARY
                                              --------------------------------------

                                   UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                            FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                            (unaudited)
----------------------------------------------------------------------------------------------------------------------------------

                                                        Historical                                     Proforma
                                       --------------------------------------------    -------------------------------------------
                                                                                                      Adjustments
                                       ProtoSource    P2i Newspaper,                                   Increase/
                                       Corporation         Inc.,           Total           Notes      (Decreases)     Consolidated
                                       ------------    ------------    ------------    ------------   ------------    ------------
Net revenues                           $       --      $    337,004    $    337,004                                   $    337,004
Cost of revenues                               --           230,854         230,854                                        230,854
                                       ------------    ------------    ------------                                   ------------

Gross profit                                   --           106,150         106,150                                        106,150
                                       ------------    ------------    ------------                                   ------------

Operating expenses:
    Selling, general and
     administrative                          85,576         191,912         277,488                                        277,488
    Research and development                   --            14,304          14,304                                         14,304
    Depreciation and amortization             2,182          33,941          36,123                                         36,123
                                       ------------    ------------    ------------                                   ------------

                                             87,758         240,157         327,915                                        327,915
                                       ------------    ------------    ------------                                   ------------

Operating loss                              (87,758)       (134,007)       (221,765)                                      (221,765)
                                       ------------    ------------    ------------                                   ------------

Other Income (charges):
    Interest expense                       (415,910)        (22,792)       (438,702)            (A)   $     22,319        (416,383)
    Interest income                          22,319            --            22,319             (A)        (22,319)           --
    Loss on sale of marketable
     securities                             (65,942)           --           (65,942)                          --           (65,942)
    Other income                              7,272            --             7,272                           --             7,272
    Other expenses                             --              (201)           (201)                          --              (201)
                                       ------------    ------------    ------------                   ------------    ------------

                                           (452,261)        (22,993)       (475,254)                          --          (475,254)
                                       ------------    ------------    ------------                   ------------    ------------

Net loss from continuing operations    $   (540,019)   $   (157,000)   $   (697,019)                  $       --      $   (697,019)
                                       ============    ============    ============                   ============    ============

Net loss per basic and diluted share
 of common stock from continuing
 operations                            $      (0.07)                                                                  $      (0.03)
                                       ============                                                                   ============

Weighted average number of basis and
 Diluted common shares outstanding        7,580,975                                             (B)     19,383,531      26,964,506
                                       ============                                                   ============    ============

Notes:

(A)  Represents elimination of interest income/expense associated with the intercompany note payable/receivable.

(B)  Represents estimated number of shares of ProtoSource common shares to be issued and exchanged for P2i Newspaper, Inc.



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

Results of Operations
---------------------

Three Months ended March 31, 2004 vs. Three Months ended March 31, 2003

Net revenues - For the three months ended March 31, 2004, net revenues were $329,558. All revenues of Company are attributed to the operations of P2i Newspaper, Inc. acquired January 1, 2004. For the three months ended March 31, 2003, revenues were $0. Under the terms of a conditional agreement entered on May 1, 2002, the ISP and Web development assets of the Company have been operated by Brand X Networks since that date. The Company had no operating assets generating revenue subsequent to this agreement. This condition continued throughout all of 2003 until the acquisition of P2i Newspaper on January 1, 2004.

Operating expenses - For the three months ended March 31, 2004, operating expenses totaled $521,078 versus $87,758 in 2003. The Company's general and administrative expenses increased by $138,519, principally the result of the P2i Newspaper acquisition.

Interest expense - Interest expense totaled $577,204 for the three-month period ended March 31, 2004 versus $415,910 in the same period in 2003. The increase in interest expense is a result of the convertible notes obtained during 2003 and 2004 to fund the operations of the Company and P2i Newspaper, pending and post merger. A significant component of interest expense includes amortization of debt issuance costs in each year.

Other (charges) - Other charges included investment banking fees relating to the acquisition of P2i Newspaper of $407,000 in 2004 and losses on the sale of marketable securities (Dauphin Technology, Inc. common stock) of $65,942 in 2003.

Discontinued operations - Effective May 1, 2002, the Company entered into an agreement to sell substantially all of the assets of the ISP division to Brand X Networks, Inc., a California Corporation, for $632,000. The assets have been held and operated by Brand X Networks, Inc. for its purposes since May 1, 2002, at which time the Company discontinued its ISP operations. On April 14, 2003, the Company completed a fifth amendment to the purchase agreement with Brand X pursuant to which the Company has agreed to accept an aggregate payment of $632,000 for the ISP Division, less credits to Brand X of $112,686. Of such amount, $200,000 shall be paid through the provision of services to the Company from Brand X. The balance shall be paid at the rate of approximately $5,171 per month, until completely paid.

On January 1, 2004, the sale of the ISP business to Brand X closed. Under the terms of that agreement a promissory note of $284,455 was executed by Brand X to be paid in 55 equal monthly installments. This note is collateralized by a pledge of shares in Brand X. In addition, ProtoSource is entitled to appoint one person to the board of directors of Brand X for the duration of the agreement. The assets sold and liabilities assumed with respect to this sale were removed from Company's books and a $475,455 gain on disposal of the ISP was recorded during the quarter ended March 31, 2004.

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

For the three months ended March 31, 2004, the Company used cash of $188,511 from operating activities, and generated net cash of $42,611 in investing activities and $157,124 from financing activities. We had negative working capital of $2,808,415 at March 31, 2004. As of March 31, 2004, we had $58,682 in
cash and $3,435,863 of total liabilities.

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

On May 1, 2002, the Company entered into a conditional agreement to sell the assets of the Fresno-based ISP business to Brand X Networks. Brand X Networks is a privately held California-based company whose principal shareholders were former employees of the Company. The Company agreed to lay off the remaining employees based in Fresno on April 30th. Most terminated employees were hired by Brand X. Additionally, Brand X has assumed financial and operational responsibility for the ISP business. On April 14, 2003, the Company completed a fifth amendment to the purchase agreement with Brand X pursuant to which the Company has agreed to accept an aggregate payment of $632,000 for the ISP Division, less credits to Brand X of $112,686, and the transaction closed on January 1, 2004. Of such amount, $200,000 shall be paid through the provision of services to the Company from Brand X. The balance shall be paid at the rate of approximately $5,171 per month, until completely paid.

In July 2002, the Company executed its merger agreement with P2i. Concurrently, the Company's CEO, Mr. William Conis, resigned his position as both CEO and Director. Mr. Peter Wardle, CEO of P2i and a ProtoSource Director, became CEO of the Company.

On September 17, 2002, the Board of Directors approved a revised term sheet restructuring the P2i acquisition, and on January 1, 2004, this transaction closed. Under the new terms, ProtoSource acquired the Newspaper portion of P2i, Inc.'s business through the acquisition of specific assets which include the entire newspaper related customer base, technology, intellectual property and P2i's production company located just south of Kuala Lumpur, Malaysia. In addition, key P2i employees transitioned with the business. These assets and the key employees have been transferred to P2i Newspaper, Inc. a wholly-owned subsidiary of P2i formed specifically for this purpose. The acquisition of P2i Newspaper, Inc. by ProtoSource has been accounted for by the purchase method of accounting as a reverse acquisition. For accounting purposes, P2i Newspaper, Inc. is considered to be the acquirer and ProtoSource is the acquiree.

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Liquidity and Capital Resource - Continued
------------------------------------------

The number of shares of restricted common stock to be issued to P2i has subsequently been revised to 19,383,531 shares (after conversion of the preferred stock issued as merger consideration) which will result in an ownership of approximately 37% by the stockholders of P2i, on a fully diluted basis assuming conversion of certain bridge loans into common stock, the balance being held by the current stockholders of ProtoSource. After the acquisition of P2i Newspaper, the Board of Directors of ProtoSource consists of seven members. One member has been appointed by the investment banker, AAWC. (This appointment must be approved by P2i but can't be unreasonably withheld.) Messrs. Wardle and Butera will be on the Board and they shall appoint the two independent members plus one other as long as they hold 25% or more of P2i New Media, Inc. (see below), collectively, and P2i New Media, Inc. owns 25% or more of ProtoSource. In the event that P2i's ownership drops below 25% but is not less than 10%, P2i shall appoint one board member. In the event that P2i's ownership drops below 10%, P2i shall not have the right to appoint any board member. ProtoSource and P2i both used the same investment banker to represent them in the transaction and each will pay the investment banker a fee based on the value of the transaction using a pre-set formula. The investment banking fees to be paid are $406,844 by ProtoSource and $413,422 by P2i. The amounts paid to the investment banker will be paid through the issuance of common stock, which is restricted for a three-year period, based on an agreed-upon value of $.50 per share at the time of signing the term sheet, or 813,688 shares for ProtoSource and 826,844 shares for P2i. The shares to be issued for P2i's investment banking fees will be subtracted from the shares to be issued to the P2i stockholders for the acquisition. P2i's remaining catalog and new media business will stay with P2i. However, ProtoSource will increase its ownership in P2i from the current 2.18% (506,225 shares) to 19.8%. The consideration to be paid is the forgiveness of P2i debt to ProtoSource.

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

During the three-month period ended March 31, 2004, the Company entered into certain agreements with AAWC to act as a placement agent for the sale of convertible notes aggregating $500,000. The notes are secured by stock in P2i and accrue interest at 10% per annum. Through March 31, 2004, $250,000 in funding had been completed; an additional $150,000 was completed through April 30, 2004. AAWC was paid a 10% commission and a 3% non-accountable expense. Substantially all of the proceeds from these notes have been used to fund the operations of P2i Newspaper. The loans are in the form of demand notes that accrue interest at 8% per annum.

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

On July 1, 2001 an agreement was entered into with Dauphin Technology, Inc. where Dauphin Technology, Inc. is to pay the two leases guaranteed by ProtoSource for leased equipment located at Suncoast Automation's locations. Payments are currently in default. The Company sold the assets of Suncoast Automation, Inc. to Dauphin Technology, Inc. on July 1, 2001.

Critical Accounting Policies and Estimates
------------------------------------------

Management's discussion and analysis of its financial position and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $6,270,000 as of March 31, 2004 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

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

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized, rather, management tests goodwill annually for impairment in the 4th quarter.

The Company considers notes and accounts receivable to fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made

Item 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of as of the end of the period covered by this Annual Report, our principal executive officer and acting principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

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

During the three-month period ended March 31, 2004, the Company issued promissory notes totaling $250,000 to various individuals. Each note has a one-year maturity, carries interest at 10% per annum, and includes a conversion feature which permits the holder to convert this principal and accrued interest into the Company's common stock any time prior to the due date of the note. The conversion rate had been contractually set at $0.10 per share for the first $100,000 and $0.06667 for the next $150,000.

Also in connection with the issuance of these notes, the Company issued to the note holders 1,250,000 shares of common stock valued at $250,000, and 500,000 warrants to the placement agent which had a deminimis value.

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

On September 17, 2002, the Board of Directors approved a revised term sheet restructuring the P2i acquisition, and on January 1, 2004, this transaction closed. Under the new terms, ProtoSource acquired the Newspaper portion of P2i, Inc.'s business through the acquisition of specific assets which include the entire newspaper related customer base, technology, intellectual property and P2i's production company located just south of Kuala Lumpur, Malaysia. In addition, key P2i employees transitioned with the business. These assets and the key employees have been transferred to P2i Newspaper, Inc. a wholly-owned subsidiary of P2i formed specifically for this purpose. The acquisition of P2i Newspaper, Inc. by ProtoSource has been accounted for by the purchase method of accounting as a reverse acquisition. For accounting purposes, P2i Newspaper, Inc. is considered to be the acquirer and ProtoSource is the acquiree.

The number of shares of restricted common stock to be issued to P2i has subsequently been revised to 19,383,531 shares (after conversion of the preferred stock issued as merger consideration) which will result in an ownership of approximately 37% by the stockholders of P2i, on a fully diluted basis assuming conversion of certain bridge loans into common stock, the balance being held by the current stockholders of ProtoSource. After the acquisition of P2i Newspaper, the Board of Directors of ProtoSource consists of seven members. One member has been appointed by the investment banker, AAWC. (This appointment must be approved by P2i but can't be unreasonably withheld.) Messrs. Wardle and Butera will be on the Board and they shall appoint the two independent members plus one other as long as they hold 25% or more of P2i New Media, Inc. (see below), collectively, and P2i New Media, Inc. owns 25% or more of ProtoSource. In the event that P2i's ownership drops below 25% but is not less than 10%, P2i

                             PROTOSOURCE CORPORATION
                             -----------------------

                                OTHER INFORMATION
                                   (unaudited)
--------------------------------------------------------------------------------

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

On May 1, 2002, the Company entered into a conditional agreement to sell the assets of the Fresno-based ISP business to Brand X Networks. Brand X Networks is a privately held California-based company whose principal shareholders were former employees of the Company. The Company agreed to lay off the remaining employees based in Fresno on April 30th. Most terminated employees were hired by Brand X. Additionally, Brand X has assumed financial and operational responsibility for the ISP business. On April 14, 2003, the Company completed a fifth amendment to the purchase agreement with Brand X pursuant to which the Company has agreed to accept an aggregate payment of $632,000 for the ISP Division, less credits to Brand X of $112,686, and the transaction closed on January 1, 2004. Of such amount, $200,000 shall be paid through the provision of services to the Company from Brand X. The balance shall be paid at the rate of approximately $5,171 per month, until completely paid.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

Exhibit 10.1 Agreement and Plan of Merger, dated as of February 13, 2003, by and among ProtoSource Corporation, ProtoSource Acquisition LLC, P2i, Inc. and P2i Newspaper, Inc. (filed as an exhibit to the registrant's Form 8-K, dated as of February 13, 2003)

Exhibit 10.2 Amendment No. 1 to Agreement and Plan of Merger, dated as of January 1, 2004, by and among ProtoSource Corporation, ProtoSource Acquisition LLC, P2i, Inc. and P2i Newspaper, Inc. (filed as an exhibit to the registrant's Form 8-K, dated as of February 13, 2003, as amended on January 15, 2004)


Exhibit 31.1 - Certification of CEO and CFO pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of CEO and CFO pursuant to 18 U.S.C.  Section 1350


(b) Reports on Form 8-K.

     During the quarterly period ended March 31, 2004, the Company filed two amended reports on Form 8-K, relating to the completion of the acquisition of P2i, Inc.

                             PROTOSOURCE CORPORATION
                             -----------------------

                                    SIGNATURE
--------------------------------------------------------------------------------





In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



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


Date: June 24, 2004