Form 10QSB
period 2004-06-30
PROTOSOURCE CORP
filed 2004-09-16
CIK 932772

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

For the Quarterly Period ended June 30, 2004

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

                                 Yes [X] No [ ]

There were 8,114,829 shares of the registrant's common stock, no par value outstanding as of June 30, 2004.

                             PROTOSOURCE CORPORATION
                             -----------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 2004
--------------------------------------------------------------------------------






                                      INDEX
                                      -----


Part I - Financial Information (unaudited):


  Item 1.   Condensed consolidated balance sheet -
            June 30, 2004                                                3

            Condensed consolidated statement of operations for the six-month and three-month periods ended
            June 30, 2004 and 2003                                       4

            Condensed consolidated statement of stockholders' equity
            (deficiency) for the six-month period ended June 30, 2004    5

            Condensed consolidated statement of cash flows for the
            six-month periods ended June 30, 2004 and 2003               6 & 7

            Notes to condensed consolidated financial statements -
            June 30, 2004                                                8 to 13

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


                             PROTOSOURCE CORPORATION
                             -----------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (unaudited)
----------------------------------------------------------------------------------

                                     ASSETS

Current assets:
   Cash                                                               $     77,864
   Accounts receivable - trade, net of allowance                           219,496
   Employee advances                                                        18,367
   Amounts due from related party - P2i, Inc.                               74,917
   Notes receivable, current portion                                        63,703
   Prepaid expenses and other                                              197,468
                                                                      ------------

           Total current assets                                            651,815
                                                                      ------------

Property and equipment, at cost, net of
   accumulated amortization of $371,469                                    163,384
                                                                      ------------

Other assets:
   Note receivable, non-current portion - Brand X Networks, Inc.           181,259
   Goodwill - Acquisition of P2i Newspaper                                 375,067
   Debt issuance costs, net of accumulated amortization of $538,371        478,629
   Investment in corporation, net of impairment                             24,000
   Deposits                                                                  8,263
                                                                      ------------

           Total other assets                                            1,067,218
                                                                      ------------

           Total assets                                               $  1,882,417
                                                                      ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                      $  2,425,000
   Current portion of obligations under capital leases                      45,522
   Accounts payable                                                        178,210
   Accrued expenses                                                        819,761
   Due to related company                                                   84,092
                                                                      ------------

           Total current liabilities                                     3,552,585
                                                                      ------------

Obligations under capital leases, non-current portion                       18,083
                                                                      ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, none issued and outstanding                                  --
   Preferred stock to be issued, no par value, 193,836 shares              416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 8,114,829 shares issued and outstanding                25,835,960
   Common stock to be issued, no par value; 5,551,188 shares             1,506,844
   Additional paid-in capital                                            2,864,107
   Accumulated deficit                                                 (32,311,341)
                                                                      ------------

           Net stockholders' deficiency                                 (1,688,251)
                                                                      ------------

           Total liabilities and net stockholders' deficiency         $  1,882,417
                                                                      ============

See accompanying notes.



                                              PROTOSOURCE CORPORATION
                                              -----------------------

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)
--------------------------------------------------------------------------------------------------------------------



                                                                 SIX-MONTH                       THREE-MONTH
                                                               PERIOD ENDED                      PERIOD ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                             2004            2003            2004            2003
                                                        ------------    ------------    ------------    ------------

Net revenues                                            $    758,377    $       --      $    428,819    $       --
                                                        ------------    ------------    ------------    ------------

Operating expenses:
   Cost of revenues                                          437,264            --           183,082            --
   Sales & marketing                                          39,939            --            24,740            --
   General and administrative                                452,721         159,498         228,627          73,921
   Depreciation and amortization                              55,579           4,363          27,976           2,182
                                                        ------------    ------------    ------------    ------------

          Total operating expenses                           985,503         163,861         464,425          76,103
                                                        ------------    ------------    ------------    ------------

Operating loss                                              (227,126)       (163,861)        (35,606)        (76,103)
                                                        ------------    ------------    ------------    ------------

Other income (charges)
   Interest income                                             2,272          47,349           2,272          25,029
   Other income                                                9,030          11,737           4,465           4,465
   Interest expense                                       (1,058,533)     (1,012,680)       (481,329)       (596,769)
   Investment banking fees                                  (406,844)           --              --              --
   Loss on sale of marketable securities                        --           (65,942)           --              --
   Other expense                                              (2,141)           --              (389)           --
                                                        ------------    ------------    ------------    ------------

          Net other charges                               (1,456,216)     (1,019,536)       (474,981)       (567,275)
                                                        ------------    ------------    ------------    ------------

Loss from continuing operations                           (1,683,342)     (1,183,397)       (510,587)       (643,378)

Discontinued operations:
   Gain on disposal - ISP                                    475,454            --              --              --
                                                        ------------    ------------    ------------    ------------

Net loss                                                ($ 1,207,888)   ($ 1,183,397)   ($   510,587)   ($   643,378)
                                                        ============    ============    ============    ============

Net loss per basic and diluted share of common stock:
   Continuing operations                                ($       .05)   ($       .15)   ($       .02)   ($       .08)
   Discontinued operations                                       .01            --              --              --
                                                        ------------    ------------    ------------    ------------

          Net loss                                      ($       .04)   ($       .15)   ($       .02)   ($       .08)
                                                        ============    ============    ============    ============



Weighted average number of basic and diluted
   common shares outstanding                              31,855,104       7,833,753      31,999,548       8,047,468
                                                        ============    ============    ============    ============


See accompanying notes.



                                                 PROTOSOURCE CORPORATION
                                                 -----------------------

                               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                        FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004
                                                        (unaudited)
--------------------------------------------------------------------------------------------------------------------------


                                         Preferred Stock                                              Common Stock
                                          To be issued                  Common Stock                  to be Issued
                                   ---------------------------   ---------------------------   ---------------------------
                                      Shares         Amount         Shares         Amount         Shares         Amount
                                   ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003                 --             --        8,114,829   $ 25,835,960      2,737,500   $    700,000

Issuance of preferred stock in
  connection with acquisition           193,836   $    416,179           --             --             --             --

Common stock to be issued in
  connection with investment
  banking fees for acquisition             --             --             --             --          813,688        406,844

Common stock to be issued in
  connection with financing                --             --             --             --        2,000,000        400,000

Beneficial conversion feature of
  convertible notes                        --             --             --             --             --             --


Net loss                                   --             --             --             --             --             --
                                   ------------   ------------   ------------   ------------   ------------   ------------

Total comprehensive (loss)


Balance, June 30, 2004                  193,836   $    416,179      8,114,829   $ 25,835,960      5,551,188   $  1,506,844
                                   ============   ============   ============   ============   ============   ============


Table continues below.

                                    Additional
                                     Paid-In      Accumulated
                                     Capital        Deficit           Total
                                   ------------   ------------    ------------

Balance, December 31, 2003         $  2,464,107   ($31,103,453)   ($ 2,103,386)

Issuance of preferred stock in
  connection with acquisition              --             --           416,179

Common stock to be issued in
  connection with investment
  banking fees for acquisition             --             --           406,844

Common stock to be issued in
  connection with financing                --             --           400,000

Beneficial conversion feature of
  convertible notes                     400,000           --           400,000


Net loss                                   --       (1,207,888)     (1,207,888)
                                   ------------   ------------    ------------

Total comprehensive (loss)


Balance, June 30, 2004             $  2,864,107   ($32,311,341)   ($ 1,688,251)
                                   ============   ============    ============

See accompanying notes.



                                    PROTOSOURCE CORPORATION
                                    -----------------------

                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (unaudited)
----------------------------------------------------------------------------------------------


                                                                         SIX-MONTH PERIOD
                                                                              ENDED
                                                                             JUNE 30,
                                                                        2004           2003
                                                                    -----------    -----------

                                  INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                         ($1,207,888)   ($1,183,397)
   Adjustments to reconcile net loss to net cash
       (used in) operating activities:
     Gain on disposal - ISP                                            (475,454)          --
     Depreciation and amortization                                       55,579          4,363
     Loss on sale of marketable securities                                 --           65,942
     Amortization of debt issuance costs                                520,999        539,031
     Amortization of beneficial conversion
       feature of notes payable                                         400,000        400,000
     Investment banking fees to be paid by
       issuance of common stock                                         406,844           --
   Changes in operating assets and liabilities:
     Accounts receivable                                                (56,338)          --
     Interest receivable                                                   --          (47,349)
     Prepaid expenses and other assets                                   (3,789)          --
     Accounts payable                                                   (95,308)        (1,057)
     Deferred revenue                                                      --           10,343
     Accrued expenses                                                   126,170         76,785
                                                                    -----------    -----------

              Net cash (used in) operating activities                  (329,185)      (135,339)
                                                                    -----------    -----------

Cash flows from investing activities:
   Cash obtained from acquisition of P2i Newspaper                       56,775           --
   Purchase of property and equipment                                    (3,616)          --
   Deposits                                                                --           (1,000)
   Increase in notes receivable                                          18,416       (263,873)
   Employee receivable                                                  (18,242)          --
   Proceeds from sale of marketable securities                             --            7,051
                                                                    -----------    -----------

              Net cash provided by (used in) investing activities        53,333       (257,822)
                                                                    -----------    -----------

Cash flows from financing activities:
   Proceeds from borrowings                                             400,000        400,000
   Payments on obligations under capital leases                         (19,506)        (7,953)
   Net change in amount due related company                             (22,236)          --
   Debt issuance costs incurred                                         (52,000)          --
                                                                    -----------    -----------

              Net cash provided by financing activities                 306,258        392,047
                                                                    -----------    -----------

Net increase (decrease) in cash                                          30,406         (1,114)

Cash at beginning of period                                              47,458          2,671
                                                                    -----------    -----------

Cash at end of period                                               $    77,864    $     1,557
                                                                    ===========    ===========

                                    CONTINUED ON NEXT PAGE

See accompanying notes.



                             PROTOSOURCE CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------



                                                              SIX-MONTH PERIOD
                                                                    ENDED
                                                                   JUNE 30,
                                                               2004       2003
                                                             --------   --------


               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                  $ 10,957   $ 73,649
                                                             --------   --------
   Income taxes                                              $   --     $   --
                                                             --------   --------





SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with financing        $400,000   $400,000
Issuance of preferred stock in connection with acquisition    416,179       --
Sale of ISP Division in exchange for note receivable and
credit for future services                                    475,454       --












See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004
                                   (unaudited)
--------------------------------------------------------------------------------

1. Nature of Operations and Summary of Significant Accounting Policies
     -------------------------------------------------------------------

     Nature of operations - ProtoSource Corporation, formerly SHR Corporation doing business as Software Solutions Company (the "Company'), was incorporated on July 1, 1988, under the laws of the state of California. Until May 1, 2002, the Company was an Internet service provider (ISP). The Company provided dial-up Internet access, web hosting services and web development services. The Company entered into an agreement on May 1, 2002 to sell substantially all of the assets pertaining to the ISP to Brand X Networks, Inc. (see Note 3). Effective January 1, 2004, the Company acquired P2i Newspaper, Inc. (see Note 5). P2i Newspaper, Inc. is principally engaged in the conversion of text and graphics from print to interactive Web content. Its clients include newspaper groups located in the United States and the United Kingdom. P2i Newspaper is headquartered in Bethlehem, Pennsylvania and has a west coast sales office in California and a data conversion center located in Kuala Lumpur, Malaysia.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004
                                   (unaudited)
--------------------------------------------------------------------------------

1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued
     ---------------------------------------------------------------------

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004
                                   (unaudited)
--------------------------------------------------------------------------------

1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued
     ---------------------------------------------------------------------

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

     During each of the six-month periods ended June 30, 2004 and 2003, there would have been no compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123.

     Net (loss) per basic and diluted share of common stock - Basic loss per share is calculated using the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method.

     The basic and diluted loss per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 2,247,500 and 1,310,000 shares of common stock at June 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004
                                   (unaudited)
--------------------------------------------------------------------------------

3. Sale of ISP Division
     --------------------

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

4.   Notes Payable
     -------------

     During the six months ended June 30, 2004, the Company issued $400,000 of promissory notes in exchange for amounts borrowed from individuals. The notes mature in one year from date of issuance with interest payable at 10% per annum and each with a conversion feature which permits the Holder to convert the principal and accrued interest into the Company's common stock at any time prior to the due date of the repayment of the note by the Company. The conversion rate is generally the amount to be converted divided by a predetermined price established at note issuance. An amount of $400,000 has been recognized in 2004 as interest expense and additional paid-in capital as the result of the beneficial conversion feature of these notes.

     Also in connection with the issuance of these notes, the Company will issue 2,000,000 shares of common stock valued at $400,000. In addition, the Company will issue 550,000 warrants to the underwriter which have a deminimis value. These amounts are being amortized to interest expense on a monthly basis over the one-year term of the notes.

5.   Acquisition
     -----------

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

                             PROTOSOURCE CORPORATION
                             -----------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004
                                   (unaudited)
--------------------------------------------------------------------------------

5. Acquisition (continued)
     -----------------------

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

6.   Pro forma Financial Information
     -------------------------------

     In connection with the acquisition of P2i Newspaper, proforma financial statements of ProtoSource Corporation for the six-months ended June 30, 2003 as if the acquisition occurred on January 1, 2003 follows.


                                              PROTOSOURCE CORPORATION AND SUBSIDIARY
                                              --------------------------------------

                                     UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                               FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                             (unaudited)
----------------------------------------------------------------------------------------------------------------------------------

                                                        Historical                                     Proforma
                                       --------------------------------------------    -------------------------------------------
                                                                                                      Adjustments
                                       ProtoSource    P2i Newspaper,                                   Increase/
                                       Corporation         Inc.,           Total           Notes      (Decreases)     Consolidated
                                       ------------    ------------    ------------    ------------   ------------    ------------
Net revenues                           $       --      $    708,057    $    708,057                                   $    708,057
Cost of revenues                               --           459,942         459,942                                        459,942
                                       ------------    ------------    ------------                                   ------------

Gross profit                                   --           248,115         248,115                                        248,115
                                       ------------    ------------    ------------                                   ------------

Operating expenses:
    Selling, general and
     administrative                         159,498         339,740         499,238                                        499,238
    Research and development                   --            35,175          35,175                                         35,175
    Depreciation and amortization             4,363          67,612          71,975                                         71,975
                                       ------------    ------------    ------------                                   ------------

                                            163,861         442,527         606,388                                        606,388
                                       ------------    ------------    ------------                                   ------------

Operating loss                             (163,861)       (194,412)       (358,273)                                      (358,273)
                                       ------------    ------------    ------------                                   ------------

Other Income (charges):
    Interest expense                     (1,012,680)        (50,756)     (1,063,436)            (A)   $     47,349      (1,016,087)
    Interest income                          47,349            --            47,349             (A)        (47,349)           --
    Loss on sale of marketable
     securities                             (65,942)           --           (65,942)                          --           (65,942)
    Other income                             11,737            --            11,737                           --            11,737
    Other expenses                             --            (2,795)         (2,795)                          --            (2,795)
                                       ------------    ------------    ------------                   ------------    ------------

                                         (1,019,536)        (53,551)     (1,073,087)                          --        (1,073,087)
                                       ------------    ------------    ------------                   ------------    ------------

Net loss from continuing operations    $ (1,183,397)   $   (247,963)   $ (1,431,360)                  $       --      $ (1,431,360)
                                       ============    ============    ============                   ============    ============

Net loss per basic and diluted share
 of common stock from continuing
 operations                            $      (0.15)                                                                  $      (0.05)
                                       ============                                                                   ============

Weighted average number of basic and
 diluted common shares outstanding        7,833,753                                             (B)     19,383,531      27,217,284
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

Results of Operations
---------------------

Six Months ended June 30, 2004 vs. Six Months ended June 30, 2003

Net revenues - For the six months ended June 30, 2004, net revenues were $758,377. All revenues of the Company are attributed to the operations of P2i Newspaper, Inc. acquired January 1, 2004. For the six months ended June 30, 2003, revenues were $0. Under the terms of a conditional agreement entered on May 1, 2002, the ISP and Web development assets of the Company have been operated by Brand X Networks since that date. The Company had no operating assets generating revenue subsequent to this agreement. This condition continued throughout all of 2003 until the acquisition of P2i Newspaper on January 1, 2004.

Operating expenses - For the six months ended June 30, 2004, operating expenses totaled $985,503 versus $163,861 in 2003. The Company's general and administrative expenses increased by $821,642, principally the result of the P2i Newspaper acquisition.

Interest expense - Interest expense totaled $1,058,533 for the six-month period ended June 30, 2004 versus $1,012,680 in the same period in 2003. The increase in interest expense is a result of the convertible notes obtained during 2003 and 2004 to fund the operations of the Company and P2i Newspaper, pending and post merger. A significant component of interest expense includes amortization of debt issuance costs in each year.

Other (charges) - Other charges included investment banking fees relating to the acquisition of P2i Newspaper of $406,844 in 2004 and losses on the sale of marketable securities (Dauphin Technology, Inc. common stock) of $65,942 in 2003.

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

On January 1, 2004, the sale of the ISP business to Brand X closed. Under the terms of that agreement a promissory note of $284,455 was executed by Brand X to be paid in 55 equal monthly installments. This note is collateralized by a pledge of shares in Brand X. In addition, ProtoSource is entitled to appoint one person to the board of directors of Brand X for the duration of the agreement. The assets sold and liabilities assumed with respect to this sale were removed from Company's books and a $475,454 gain on disposal of the ISP was recorded during the quarter ended March 31, 2004.

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

For the six months ended June 30, 2004, the Company used cash of $329,185 from operating activities, and generated net cash of $53,333 from investing activities and $306,258 from financing activities. We had negative working capital of $2,900,770 at June 30, 2004. As of June 30, 2004, we had $77,864 in
cash and $3,570,668 of total liabilities.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Liquidity and Capital Resource - Continued
------------------------------------------

The number of shares of restricted common stock to be issued to P2i ("P2i, Inc.") has subsequently been revised to 19,383,531 shares (after conversion of the preferred stock issued as merger consideration) which will result in an ownership of approximately 37% by the stockholders of P2i, on a fully diluted basis assuming conversion of certain bridge loans into common stock, the balance being held by the current stockholders of ProtoSource. After the acquisition of P2i Newspaper, the Board of Directors of ProtoSource consists of seven members. One member has been appointed by the investment banker, AAWC. (This appointment must be approved by P2i but can't be unreasonably withheld.) Messrs. Wardle and Butera will be on the Board and they shall appoint the two independent members plus one other as long as they hold 25% or more of P2i (see below) collectively, and P2i owns 25% or more of ProtoSource. In the event that P2i's ownership drops below 25% but is not less than 10%, P2i shall appoint one board member. In the event that P2i's ownership drops below 10%, P2i shall not have the right to appoint any board member. ProtoSource and P2i both used the same investment banker to represent them in the transaction and each will pay the investment banker a fee based on the value of the transaction using a pre-set formula. The investment banking fees to be paid are $406,844 by ProtoSource and $413,422 by P2i. The amounts paid to the investment banker will be paid through the issuance of common stock, which is restricted for a three-year period, based on an agreed-upon value of $.50 per share at the time of signing the term sheet, or 813,688 shares for ProtoSource and 826,844 shares for P2i. The shares to be issued for P2i's investment banking fees will be subtracted from the shares to be issued to the P2i stockholders for the acquisition. P2i's remaining catalog and new media business will stay with P2i. However, ProtoSource will increase its ownership in P2i from the current 2.18% (506,225 shares) to 19.8%. The consideration to be paid is the forgiveness of P2i debt to ProtoSource.

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

During the six-month period ended June 30, 2004, the Company entered into certain agreements with AAWC to act as a placement agent for the sale of convertible notes aggregating $500,000. The notes are secured by stock in P2i Newspaper and accrue interest at 10% per annum. Through June 30, 2004, $400,000 in funding had been completed; $0 of additional funding was completed through August 13, 2004. AAWC was paid a 10% commission and a 3% non-accountable expense. Substantially all of the proceeds from these notes have been used to fund the operations of P2i Newspaper. The loans are in the form of demand notes that accrue interest at 8% per annum.

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

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $6,270,000 as of June 30, 2004 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

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

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized, rather, management tests goodwill annually for impairment in the fourth quarter.

The Company considers notes and accounts receivable to fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made

Item 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of August 13, 2004, our principal executive officer and acting principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

During the six-month period ended June 30, 2004, the Company issued promissory notes totaling $400,000 to various individuals. Each note has a one-year maturity, carries interest at 10% per annum, and includes a conversion feature which permits the holder to convert this principal and accrued interest into the Company's common stock any time prior to the due date of the note. The conversion rate had been contractually set at $0.10 per share for the first $100,000 and $0.06667 for the next $300,000.

Also in connection with the issuance of these notes, the Company will issue to the note holders 2,000,000 shares of common stock valued at $400,000, and 550,000 warrants to the placement agent which had a deminimis value.

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

(b) Reports on Form 8-K.

     None. {During the quarterly period ended June 30, 2004}

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


Date: August 13, 2004