Form 10QSB
period 2004-09-30
PROTOSOURCE CORP
filed 2004-11-15
CIK 932772

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

For the Quarterly Period ended September 30, 2004

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

                                 Yes [X] No [ ]

There were 8,114,829 shares of the registrant's common stock, no par value outstanding as of September 30, 2004.


                                    PROTOSOURCE CORPORATION
                                    -----------------------

                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
                                      SEPTEMBER 30, 2004
-------------------------------------------------------------------------------------------------






                                             INDEX
                                             -----


Part I - Financial Information (unaudited):

         Item 1.      Condensed consolidated balance sheet -
                      September 30, 2004                                                  3

                      Condensed consolidated statement of operations for the
                      nine-month and three-month periods ended
                      September 30, 2004 and 2003                                         4

                      Condensed consolidated statement of stockholders' equity
                      (deficiency) for the nine-month period ended September 30, 2004     5

                      Condensed consolidated statement of cash flows for the
                      nine-month periods ended September 30, 2004 and 2003                6 & 7

                      Notes to condensed consolidated financial statements -
                      September 30, 2004                                                  8 to 13

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




                             PROTOSOURCE CORPORATION
                             -----------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (unaudited)
----------------------------------------------------------------------------------

                                     ASSETS

Current assets:
   Cash                                                               $     48,409
   Accounts receivable - trade, net of allowance                           216,003
   Employee advances                                                         2,391
   Amounts due from related party - P2i, Inc.                               74,738
   Notes receivable, current portion                                        64,256
   Prepaid expenses and other                                              186,254
                                                                      ------------

           Total current assets                                            592,051
                                                                      ------------

Property and equipment, at cost, net of
   accumulated amortization of $399,268                                    135,956
                                                                      ------------

Other assets:
   Note receivable, non-current portion - Brand X Networks, Inc.           167,271
   Goodwill - Acquisition of P2i Newspaper                                 375,067
   Debt issuance costs, net of accumulated amortization of $110,666        129,835
   Investment in corporation, net of impairment                             24,000
   Deposits                                                                  8,263
                                                                      ------------

           Total other assets                                              704,436
                                                                      ------------

           Total assets                                               $  1,432,443
                                                                      ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                      $  2,425,000
   Current portion of obligations under capital leases                      41,855
   Accounts payable                                                        199,692
   Accrued expenses                                                        807,664
   Due to related company                                                   82,994
                                                                      ------------

           Total current liabilities                                     3,557,205
                                                                      ------------

Obligations under capital leases, non-current portion                       11,226
                                                                      ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, none issued and outstanding                                  --
   Preferred stock to be issued, no par value, 193,836 shares              416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 8,114,829 shares issued and outstanding                25,835,960
   Common stock to be issued, no par value; 5,551,188 shares               969,345
   Additional paid-in capital                                            2,864,107
   Accumulated deficit                                                 (32,221,579)
                                                                      ------------

           Net stockholders' deficiency                                 (2,135,988)
                                                                      ------------

           Total liabilities and net stockholders' deficiency         $  1,432,443
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



                                              PROTOSOURCE CORPORATION
                                              -----------------------

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)
--------------------------------------------------------------------------------------------------------------------


                                                                  NINE-MONTH                     THREE-MONTH
                                                                 PERIOD ENDED                    PERIOD ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                             2004            2003            2004            2003
                                                        ------------    ------------    ------------    ------------

Net revenues                                            $  1,195,746    $       --      $    437,369    $       --
                                                        ------------    ------------    ------------    ------------

Operating expenses:
   Cost of revenues                                          674,978            --           237,714            --
   Sales & marketing                                          46,690            --             6,751            --
   General and administrative                                646,887         254,061         194,166          94,563
   Depreciation and amortization                              83,377           6,545          27,798           2,182
                                                        ------------    ------------    ------------    ------------

         Total operating expenses                          1,451,932         260,606         466,429          96,745
                                                        ------------    ------------    ------------    ------------

Operating loss                                              (256,186)       (260,606)        (29,060)        (96,745)
                                                        ------------    ------------    ------------    ------------

Other income (charges)
   Interest income                                             4,352          75,658           2,080          28,309
   Other income                                               13,495          16,201           4,465           4,465
   Interest expense                                         (945,769)     (1,461,267)        112,764        (448,587)
   Investment banking fees                                  (406,844)           --              --              --
   Loss on sale of marketable securities                        --           (65,942)           --              --
   Other expense                                              (2,628)           --              (488)           --
                                                        ------------    ------------    ------------    ------------

         Net other income (charges)                       (1,337,394)     (1,435,350)        118,821        (415,813)
                                                        ------------    ------------    ------------    ------------

Income (loss) from continuing operations                  (1,593,580)     (1,695,956)         89,761        (512,558)

Discontinued operations:
   Gain on disposal - ISP                                    475,454            --              --              --
                                                        ------------    ------------    ------------    ------------

Net Income (loss)                                       ($ 1,118,126)   ($ 1,695,956)   $     89,761    ($   512,558)
                                                        ============    ============    ============    ============

Net loss per basic and diluted share of common stock:
   Continuing operations                                ($       .05)   ($       .21)   $       --      ($       .06)
   Discontinued operations                                       .01            --              --              --
                                                        ------------    ------------    ------------    ------------

         Net loss                                       ($       .04)   ($       .21)   $       --      ($       .06)
                                                        ------------    ------------    ------------    ------------



Weighted average number of basic and diluted
   common shares outstanding                              31,940,173       7,943,410      32,049,548       9,097,121
                                                        ============    ============    ============    ============



See accompanying notes.



                                                PROTOSOURCE CORPORATION
                                                -----------------------

                             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                  FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004
                                                      (unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                         Preferred Stock                                               Common Stock
                                          To be issued                   Common Stock                  to be Issued
                                   ---------------------------   ---------------------------   ---------------------------
                                      Shares         Amount         Shares         Amount         Shares         Amount
                                   ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003                 --             --        8,114,829   $ 25,835,960      2,737,500   $    700,000

Issuance of preferred stock in
  connection with acquisition           193,836   $    416,179           --             --             --             --

Common stock to be issued in
  connection with investment
  banking fees for acquisition             --             --             --             --          813,688        406,844

Common stock to be issued in
  connection with financing                --             --             --             --        2,000,000       (137,499)

Beneficial conversion feature of
  convertible notes                        --             --             --             --             --             --


Net loss                                   --             --             --             --             --             --
                                   ------------   ------------   ------------   ------------   ------------   ------------


Balance, September 30, 2004             193,836   $    416,179      8,114,829   $ 25,835,960      5,551,188   $    969,345
                                   ============   ============   ============   ============   ============   ============

Table continues below.
                                    Additional
                                      Paid-In      Accumulated
                                      Capital        Deficit         Total
                                   ------------   ------------    ------------

Balance, December 31, 2003         $  2,464,107   ($31,103,453)   ($ 2,103,386)

Issuance of preferred stock in
  connection with acquisition              --             --           416,179

Common stock to be issued in
  connection with investment
  banking fees for acquisition             --             --           406,844

Common stock to be issued in
  connection with financing                --             --          (137,499)

Beneficial conversion feature of
  convertible notes                     400,000           --           400,000


Net loss                                   --       (1,118,126)     (1,118,126)
                                   ------------   ------------    ------------


Balance, September 30, 2004        $  2,864,107   ($32,221,579)   ($ 2,135,988)
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



                                   PROTOSOURCE CORPORATION
                                   -----------------------

                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (unaudited)
----------------------------------------------------------------------------------------------

                                                                         NINE-MONTH PERIOD
                                                                              ENDED
                                                                           SEPTEMBER 30,
                                                                        2004           2003
                                                                    -----------    -----------

                                 INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                         ($1,118,126)   ($1,695,956)
   Adjustments to reconcile net loss to net cash
       (used in) operating activities:
     Gain on disposal - ISP                                            (475,454)          --
     Depreciation and amortization                                       83,377          6,545
     Loss on sale of marketable securities                                 --           65,942
     Amortization of debt issuance costs                                332,294        741,459
     Amortization of beneficial conversion
       feature of notes payable                                         400,000        600,000
     Investment banking fees to be paid by
       issuance of common stock                                         406,844           --
   Changes in operating assets and liabilities:
     Accounts receivable                                                (52,845)          --
     Interest receivable                                                   --          (75,658)
     Prepaid expenses and other assets                                    7,425           --
     Accounts payable                                                   (73,826)        (4,982)
     Deferred revenue                                                      --           20,688
     Accrued expenses                                                   114,073        133,148
                                                                    -----------    -----------

              Net cash (used in) operating activities                  (376,238)      (208,814)
                                                                    -----------    -----------

Cash flows from investing activities:
   Cash obtained from acquisition of P2i Newspaper                       56,775           --
   Purchase of property and equipment                                    (3,986)          --
   Deposits                                                                --           (1,000)
   (Increase) decrease in notes receivable                               31,851       (348,673)
   Employee receivable                                                   (2,265)          --
   Proceeds from sale of marketable securities                             --            7,051
                                                                    -----------    -----------

              Net cash provided by (used in) investing activities        82,375       (342,622)
                                                                    -----------    -----------

Cash flows from financing activities:
   Proceeds from borrowings                                             400,000        600,000
   Payments on obligations under capital leases                         (30,029)       (10,807)
   Net change in amount due related company                             (23,157)          --
   Debt issuance costs incurred                                         (52,000)          --
                                                                    -----------    -----------

              Net cash provided by financing activities                 294,814        589,193
                                                                    -----------    -----------

Net increase in cash                                                        951         37,757

Cash at beginning of period                                              47,458          2,671
                                                                    -----------    -----------

Cash at end of period                                               $    48,409    $    40,428
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



                             PROTOSOURCE CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


                                                              NINE-MONTH PERIOD
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                               2004       2003
                                                             --------   --------


               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                  $ 16,953   $119,808
                                                             --------   --------
   Income taxes                                              $   --     $   --
                                                             --------   --------





SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with financing        $400,000   $600,000
Issuance of preferred stock in connection with acquisition    416,179       --
Sale of ISP Division in exchange for note receivable and
credit for future services                                    475,454       --
















See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004
                                   (unaudited)
--------------------------------------------------------------------------------

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

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 previously filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable. Additionally, the Company has experienced extreme cash liquidity shortfalls from operations.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004
                                   (unaudited)
--------------------------------------------------------------------------------

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004
                                   (unaudited)
--------------------------------------------------------------------------------

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

     During each of the nine-month periods ended September 30, 2004 and 2003, there would have been no compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123.

     Net (loss) per basic and diluted share of common stock - Basic loss per share is calculated using the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method.

     The basic and diluted loss per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 2,247,500 and 1,435,000 shares of common stock at September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004
                                   (unaudited)
--------------------------------------------------------------------------------

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

4.   Notes Payable
     -------------

     During the nine months ended September 30, 2004, the Company issued $400,000 of promissory notes in exchange for amounts borrowed from individuals. The notes mature in one year from date of issuance with interest payable at 10% per annum and each with a conversion feature which permits the Holder to convert the principal and accrued interest into the Company's common stock at any time prior to the due date of the repayment of the note by the Company. The conversion rate is generally the amount to be converted divided by a predetermined price established at note issuance. An amount of $400,000 has been recognized in 2004 as interest expense and additional paid-in capital as the result of the beneficial conversion feature of these notes.

     Also in connection with the issuance of these notes, the Company will issue 2,000,000 shares of common stock valued at $195,000. In addition, the Company will issue 550,000 warrants to the underwriter which have a deminimis value. These amounts are being amortized to interest expense on a monthly basis over the one-year term of the notes.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004
                                   (unaudited)
--------------------------------------------------------------------------------

5.   Acquisition (continued)
     -----------------------

     On January 1, 2004, the Company, P2i Newspaper and P2i amended the terms of the Agreement (the "Amendment"). Pursuant to the terms of the Amendment, in exchange for all of the issued and outstanding shares of P2i Newspaper, the Company issued 193,836 shares of series B preferred stock to be issued (the "Preferred Stock"), which shares shall be reduced by the total fees incurred to audit the financial statements of P2i or P2i Newspaper, divided by $50. Each share of Preferred Stock is exchangeable for 100 shares of the Company's common stock at any time after the Company increases its authorized number of shares of common stock to 100,000,000 shares.

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

6.   Pro forma Financial Information
     -------------------------------

     In connection with the acquisition of P2i Newspaper, proforma financial statements of ProtoSource Corporation for the nine-months ended September 30, 2003 as if the acquisition occurred on January 1, 2003 follows.


                                           PROTOSOURCE CORPORATION AND SUBSIDIARY
                                           --------------------------------------

                                  UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                         (unaudited)
----------------------------------------------------------------------------------------------------------------------------------

                                                               Historical                              Proforma
                                              --------------------------------------------    ------------------------------------
                                                                                                      Adjustments
                                              ProtoSource    P2i Newspaper,                            Increase/
                                              Corporation         Inc.,           Total       Notes   (Decreases)     Consolidated
                                              ------------    ------------    ------------    -----   ------------    ------------
Net revenues                                  $       --      $  1,081,077    $  1,081,077                             $  1,081,077
Cost of revenues                                      --           677,076         677,076                                  677,076
                                              ------------    ------------    ------------                             ------------

Gross profit                                          --           404,001         404,001                                  404,001
                                              ------------    ------------    ------------                             ------------

Operating expenses:
    Selling, general and administrative            254,061         491,397         745,458                                  745,458
    Research and development                                        81,850          81,850                                   81,850
    Depreciation and amortization                    6,545         109,627         116,172                                  116,172
                                              ------------    ------------    ------------                             ------------

                                                   260,606         682,874         943,480                                  943,480
                                              ------------    ------------    ------------                             ------------

Operating loss                                    (260,606)       (278,873)       (539,479)                                (539,479)
                                              ------------    ------------    ------------                             ------------

Other Income (charges):
    Interest expense                            (1,461,267)        (87,242)     (1,548,509)      (A)   $     75,658      (1,472,851)
    Interest income                                 75,658                          75,658       (A)        (75,658)           --
    Loss on sale of marketable securities          (65,942)                        (65,942)                                 (65,942)
    Other income                                    16,201                          16,201                                   16,201
    Other expenses                                    --            (3,173)         (3,173)                                  (3,173)
                                              ------------    ------------    ------------             ------------    ------------

                                                (1,435,350)        (90,415)     (1,525,765)                    --        (1,525,765)
                                              ------------    ------------    ------------             ------------    ------------

Net loss from continuing operations           $ (1,695,956)   $   (369,288)   $ (2,065,244)            $       --      $ (2,065,244)
                                              ============    ============    ============             ============    ============

Net loss per basic and diluted share
 of common stock from continuing operations   $      (0.21)                                                            $      (0.06)
                                              ============                                                             ============

Weighted average number of basic and
 diluted common shares outstanding               7,943,410                                       (B)     19,383,531      27,326,941
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

Results of Operations
---------------------

Nine Months ended September 30, 2004 vs. Nine Months ended September 30, 2003

Net revenues - For the nine months ended September 30, 2004, net revenues were $1,195,746. All revenues of the Company are attributed to the operations of P2i Newspaper, Inc. acquired January 1, 2004. For the nine months ended September 30, 2003, revenues were $0. Under the terms of a conditional agreement entered on May 1, 2002, the ISP and Web development assets of the Company have been operated by Brand X Networks since that date. The Company had no operating assets generating revenue subsequent to this agreement. This condition continued throughout all of 2003 until the acquisition of P2i Newspaper on January 1, 2004.

Operating expenses - For the nine months ended September 30, 2004, operating expenses totaled $1,451,932 versus $260,606 in 2003. The Company's general and administrative expenses increased by $1,191,326 - principally, the result of the P2i Newspaper acquisition.

Interest expense - Interest expense totaled $945,769 for the nine-month period ended September 30, 2004 versus $1,461,267 in the same period in 2003. The overall reduction in interest expense, as compared to last year, is attributed to lower residual amortized debt issue costs, including a $414,163 adjustment to previously over-estimated debt issuance costs. A significant component of interest expense includes amortization of debt issuance costs in each year. Apart from debt issuance costs, interest expense is the result of the convertible notes obtained during 2003 and 2004 to fund the operations of the Company and P2i Newspaper, pending and post merger.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

For the nine months ended September 30, 2004, the Company used cash of $376,238 from operating activities, and generated net cash of $82,375 from investing activities and $294,814 from financing activities. We had negative working capital of $2,965,154 at September 30, 2004. As of September 30, 2004, we had $48,409 in cash and $3,568,431 of total liabilities.

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

During May 2003, the Company entered into an agreement with Carl R. Butera for the sale of a convertible note aggregating $200,000. The note is secured by stock in P2i Newspaper, Inc. and accrues interest at 10% per annum. Substantially all of the proceeds from this note have been loaned to P2i Newspaper, Inc. The loan is in the form of a demand note accruing interest at 8% per annum.

During the nine-month period ended September 30, 2004, the Company entered into certain agreements with AAWC to act as a placement agent for the sale of convertible notes aggregating $500,000. The notes are secured by stock in P2i Newspaper and accrue interest at 10% per annum. Through September 30, 2004, $400,000 in funding had been completed; $0 of additional funding was completed through November 12, 2004. AAWC was paid a 10% commission and a 3% non-accountable expense. Substantially all of the proceeds from these notes have been used to fund the operations of P2i Newspaper. The loans are in the form of demand notes that accrue interest at 8% per annum.

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

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $6,270,000 as of September 30, 2004 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

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

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of November 12, 2004, our principal executive officer and acting principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

                                OTHER INFORMATION
                                   (unaudited)
--------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

From time to time the Company is subject to litigation incidental to its business. The Company is not currently a party to any material legal proceedings

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine-month period ended September 30, 2004, the Company issued promissory notes totaling $400,000 to various individuals. Each note has a one-year maturity, carries interest at 10% per annum, and includes a conversion feature which permits the holder to convert this principal and accrued interest into the Company's common stock any time prior to the due date of the note. The conversion rate had been contractually set at $0.10 per share for the first $100,000 and $0.06667 for the next $300,000.

Also in connection with the issuance of these notes, the Company will issue to the note holders 2,000,000 shares of common stock valued at $195,000, and 550,000 warrants to the placement agent which had a deminimis value.

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

(a) Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1 - Certification of CEO and CFO pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of CEO and CFO pursuant to 18 U.S.C.  Section 1350


(b) Reports on Form 8-K.

     None. {During the quarterly period ended September 30, 2004}

                             PROTOSOURCE CORPORATION

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


Date: November 12, 2004