Form 10KSB
period 2004-12-31
PROTOSOURCE CORP
filed 2005-03-31
CIK 932772

U.S. SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  {X} Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2004

     { } Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the transition period from           to
                                            ----------   ---------

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

As of December 31, 2004, 8,114,829 shares of the Registrant's no par value Common Stock were outstanding. As of December 31, 2004, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $306,135 based upon a closing bid price of $0.04 per share of Common Stock on the OTC Bulletin Board.

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

The Registrant's revenues for its most recent fiscal year were $1,639,594.

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

Executing this strategy starts with the state-of-the-art facility operated by ProtoSource subsidiary P2i Online Sdn Bhd, located south of Kuala Lumpur, Malaysia. This business unit employs almost 70 staff utilizing proprietary applications and processes. Major clients include Newspapers from the Tribune, McClatchy and Gannett publishing organizations, as well as retailers and government offices in North America and the UK.

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

Of the 1,600 daily newspapers in the US, almost all are putting content online to some degree as are many of the approximately 4,500 weekly papers that are available online. Utilizing proprietary technologies the Company converts print-ads and editorial content into interactive, online content that is seamlessly incorporated into existing newspaper web sites. All newspaper print ads are first created electronically at the newspaper, merged with electronically created editorial, paginated using sophisticated software, edited on a local or wide area network and transmitted electronically to the printing presses. At the end of every business day Newspaper customers send to the Company's processing facility in Malaysia, via FTP, the same electronic versions of ads and pages that they send to their printing presses. These files are processed, quality-checked and delivered to the hosting servers by the start of the following business morning.

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

Through 2005, the Company will continue to focus on increasing market share in the newspaper vertical and targeting government, retail and manufacturing verticals. The Company believes it can grow its business over the next five years from these vertical markets.


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


Newspapers

Newspapers have been putting virtually all of their classified liner advertising online for several years, using primarily, software solutions that generate the online content from the newspaper's own print content.

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

Customers demand a high level of interactivity and enhanced features from online versions of this print advertising. Developing and enabling these solutions requires a substantial financial investment in both R&D and servers, connectivity and processes that is best justified when amortized across many newspapers. Indications are that these costs are deemed prohibitive to individual newspapers, and even newspaper groups, but that they are keen to use an outside resource to deliver these solutions. P2i Newspaper has proprietary processes that position us well to acquire a significant share of this market.

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


Competition

Infosis, a company P2i acquired in September 2000, was the first company to establish a presence in this business space. As the revenue models have proved to be viable, competitors have emerged. Some, such as Harvest and Print2Web, adopted very similar strategies to that of P2i pre 2004: sell directly to the newspapers and deliver ever increasingly sophisticated solutions. Others, such as WSN and Travidia, are approaching the retailers directly to convert their FSI content and then act as the distributor of this content to newspapers.

Companies such as Daily Shopper and Saleshound (now combined as one entity, CrossMedia Services) are also moving into this space having been acquired by Tribune, Gannett and Knight-Ridder in 2004. Their original strategy was to aggregate sales content from newspaper inserts and stores, publish it online within a destination site and attract visitors. These original business models are now gaining traction and newspapers today are looking at ways to commingle online newspaper ads and inserts.

Secondary competition comes from the software companies that have developed ad management systems for newspapers, such as Mactive and Olive. Newspapers use their solutions to manage their ad content and they could include modules that would publish the content online. There are certainly many applications that can publish classified liner ads online automatically from the ad management function, but none that can provide the level of sophistication that ASP solutions feature.

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

As of December 31, 2004, P2i Newspaper had a combination of 64 full-time and part time employees. Of such employees, 4 were engaged in marketing and sales, 8 were devoted to research, development and technical support, 46 to production services and 6 were responsible for management, finance and administration. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.



ITEM 2. DESCRIPTION OF PROPERTY


The Company occupies 1,500 square feet of office space at One Bethlehem Plaza, Bethlehem, PA 18018, 3,000 square feet of office space in an office park south of Kuala Lumpur, Malaysia and is negotiating to add a further 3,000 square feet in Malaysia.


ITEM 3. LEGAL PROCEEDINGS


Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock and Class A Warrants traded on The Nasdaq SmallCap Market from May 15, 1998 until March 2002 under the symbols PSCO and PSCOW. Our class B common stock purchase warrants traded on The Nasdaq Small Cap Market from February 14, 2001 until March 2002. Since March 2002, all of our securities have traded on the OTC Bulletin Board. The following table sets forth for the periods indicated the high and low sales price per share of our common stock and our common stock purchase warrants.


For the quarter ended:  Common Stock       Class A Warrants     Class B Warrants
----------------------  ------------       ----------------     ----------------
                        High      Low        High      Low         High    Low
                        ----      ---        ----      ---         ----    ---

March 31, 2000          $7.18    $5.75       $1.68    $1.12        N/A     N/A
June 30, 2000           $6.12    $4.25       $2.25    $0.87        N/A     N/A
September 30, 2000      $6.31    $5.37       $2.12    $1.37        N/A     N/A
December 31, 2000       $5.50    $1.56       $1.75    $0.38        N/A     N/A

March 31, 2001          $3.75    $0.94       $0.81    $0.13        $0.63   $0.22
June 30, 2001           $2.29    $1.20       $0.35    $0.02        $0.26   $0.04
September 30, 2001      $1.74    $1.20       $0.23    $0.06        $0.18   $0.03
December 31, 2001       $1.15    $0.40       $0.11    $0.02        $0.09   $0.02

March 31, 2002          $1.05    $0.80
June 30, 2002           $0.95    $0.65
September 30, 2002      $0.75    $0.35
December 31, 2002       $0.43    $0.35

March 31, 2003          $0.35    $0.30
June 30, 2003           $0.32    $0.20
September 30, 2003      $0.21    $0.11
December 31, 2003       $0.15    $0.06

March 31, 2004          $0.08    $0.08
June 30, 2004           $0.08    $0.08
September 30, 2004      $0.04    $0.04
December 31, 2004       $0.04    $0.04


As of March 15, 2005, there were approximately 1,500 record and beneficial owners.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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


RESULTS OF OPERATIONS

Year Ended December 31, 2004 vs. Year Ended December 31, 2003


Net Revenues

For the year ended December 31, 2004, net revenues were $1,639,594 versus $0 for the year ended December 31, 2003. Net revenues for 2004 were attributable entirely to the operations of P2i Newspaper acquired by Company on January 1, 2004. There were no revenues during 2003 as the Company's ISP division was discontinued under the terms of a conditional agreement entered on May 1, 2002. The Company's ISP and web development assets have been operated by Brand X Networks since that date. The sale of assets to Brand X Networks closed January 1, 2004.


Operating Costs And Expenses

For the year ended December 31, 2004, operating costs and expenses totaled $1,845,479 versus $442,243 in 2002. The Company's cost-of-revenues, selling, general and administrative expenses increased by $1,403,236, principally due to the operations of P2i Newspaper. Administrative fees principally consist of the Company's management office and personnel, professional fees associated with restructuring and maintenance of the Company, and officers' and directors' liability insurance costs. In addition, the Company had impairment charges of $24,000 and $81,000 in 2004 and 2003, respectively, in connection with the Company's investment in P2i, Inc.


Interest Expense

Interest expense totaled $1,106,490 for the year ended December 31, 2004 versus interest expense of $2,099,303 in 2003. The decrease in interest expense is a result of a significant reduction in convertible notes obtained during 2004 as compared to 2003 to fund the operations of the Company and January 1, 2004 P2i merger. As a result, amortization of debt issuance costs became a far smaller component of interest expense in 2004 than in 2003.


Other (Charges)

Other charges included $406,844 of investment banking fees recorded in 2004 and $1,705,062 write-off of notes and interest receivable in 2003, both amounts relating to the P2i Merger. In 2003, $65,942 of losses arising from the sale of marketable securities (Dauphin Technology, Inc. common stock) had been recorded.


Discontinued Operations

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


Liquidity and Capital Resources


For the year ended December 31, 2004, we used cash of $191,150 for operating activities, used net cash of $69,590 in investing activities and were provided net cash of $253,008 from financing activities. We had negative working capital of $2,934,502 at December 31, 2004. As of December 31, 2004, we had $39,726 in
cash and $3,456,432 of total liabilities.

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

On July 17, 2001, P2i acquired all the assets of Twenty Twenty Design & Marketing, Inc. of New York City. As a result of this acquisition, our holdings in P2i were diluted to approximately 2.6% of the resulting entity. Additionally, the post-merger valuation of P2i was set at approximately $8.7 million. Based on this new information, we recorded an additional impairment charge of $404,000 as of June 30, 2001, to write down this investment to fair value. The impairment charge was recorded as the difference between the previous value of this investment ($630,000) and the newly established value ($226,000). Further impairment charges of $121,000 were recorded in 2002, $81,000 in 2003 and finally $24,000 in 2004 resulting in the full impairment of this investment.

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

During 2002, the Company entered into an agreement with AAWC to act as a placement agent for the sale of convertible notes aggregating $1,300,000. The notes are secured by stock in P2i Newspaper, Inc. and accrue interest at 10% per annum. The Company pays the cost and obligations of the first $200,000 incurred with this financing and P2i Newspaper, Inc. has agreed to pay all remaining costs and obligations. Through December 31, 2003, $1,225,000 in funding had been completed. AAWC was paid a 10% commission and a 3% non-accountable expense. Substantially all of the proceeds from these notes have been loaned to P2i Newspaper, Inc. The loans were in the form of demand notes accruing interest at 8% per annum. These loans, with their related interest receivable, were written off in 2003.

During May 2003, the Company entered into an agreement with Carl R. Butera for the sale of a convertible note aggregating $200,000. The note is secured by stock in P2i Newspaper, Inc. and accrues interest at 10% per annum. Substantially all of the proceeds from this note have been loaned to P2i Newspaper, Inc. The loans were in the form of a demand notes accruing interest at 8% per annum. These loans, with their related interest receivable, were written off in 2003.

During the twelve-month period ended December 31, 2003, the Company entered into certain agreements with AAWC to act as a placement agent for the sale of convertible notes aggregating $700,000. The notes are secured by stock in P2i and accrue interest at 10% per annum. P2i has agreed to pay the related costs and obligations. Through December 31, 2003, $600,000 in funding had been completed; an additional $100,000 was completed during January 2004. AAWC was paid a 10% commission and a 3% non-accountable expense. Substantially all of the proceeds from these notes have been loaned to P2i Newspaper, Inc. The loans were in the form of demand notes accruing interest at 8% per annum. These loans, with their related interest receivable, were written off in 2003.

During 2004, the Company entered into certain agreements with AAWC to act as a placement agent for the sale of convertible notes aggregating $500,000, of which $300,000 was raised during the first and second quarters of 2004. These notes accrue interest at 10% per annum. AAWC was paid a 10% commission and a 3% non-accountable expense. These notes and all other notes are secured by the assets of ProtoSource and P2i Newspaper.

The Company did not source any external funding during the second and third quarters of 2004, nor had it sourced any external funding between January 1, 2005 and March 30, 2005.


Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN" No. 46(R), "Consolidation of Variable Interest Entities". FIN No. 46(R) addresses the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46(R) was effective for the Company in 2004 and had no impact on its financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this Statement to have a material impact on is financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123 (R) will require the fair value of all stock option awards issued to employees to be recorded as and expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have and impact on the Company's results of operations. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above.


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

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (and superceded in 2001 by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"), the Company recorded impairment charges of $24,000 and $81,000 in 2004 and 2003, respectively, to reduce the carrying value of its investment in P2i, Inc. to zero.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $5,900,000 as of December 31, 2002 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

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

The Company considers certain trade accounts receivable to be of doubtful collection; accordingly, a $7,782 allowance for doubtful accounts was recorded in 2004. The Company considers its notes receivable to be fully collectible; accordingly, no allowance for doubtful collection of these notes had been established. If amounts become uncollectible, they will be charged to operations when that determination is made.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Page
                                                                     ----

Financial Statements                                                 F-1

Report of Independent Registered Public Accounting Firm              F-2

Consolidated Balance Sheet as of December 31, 2004                   F-3

Consolidated Statement of Operations
  for the years ended December 31, 2004 and 2003                     F-4

Consolidated Statement of Stockholders' Equity (Deficiency)          F-5
  for the years ended December 31, 2004 and 2003

Consolidated Statement of Cash Flows
  for the years ended December 31, 2004 and 2003                     F-6 & 7

Notes to Consolidated Financial Statements                           F-8 to F-20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
ProtoSource Corporation

We have audited the accompanying consolidated balance sheet of ProtoSource Corporation and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProtoSource Corporation and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $1,230,226 and $4,291,884 during the years ended December 31, 2004 and 2003, respectively. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                    /s/ Margolis & Company P.C.
                                                    Certified Public Accountants

Bala Cynwyd, Pennsylvania
March 9, 2005


                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS


Current assets:
   Cash                                                               $     39,726
   Accounts receivable - trade, net of allowance of $7,782                 180,709
   Advances to officers, net of obligations to officers                     47,130
   Amounts due from related party - P2i, Inc.                               10,906
   Note receivable, current portion                                         64,814
   Prepaid expenses and other                                              171,491
                                                                      ------------

       Total current assets                                                514,776
                                                                      ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of $414,671                   110,008
                                                                      ------------

Other assets:
   Note receivable, non-current portion - Brand X Networks, Inc.           153,162
   Goodwill - Acquisition of P2i Newspaper                                 375,067
   Debt issuance costs, net of accumulated amortization of $199,933         47,067
   Deposits                                                                  8,263
                                                                      ------------

       Total other assets                                                  583,559
                                                                      ------------

       Total assets                                                   $  1,208,343
                                                                      ============



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                      $  2,425,000
   Current portion of obligations under capital leases                      34,852
   Accounts payable                                                        158,297
   Accrued expenses                                                        831,129
                                                                      ------------

       Total current liabilities                                         3,449,278
                                                                      ------------

Obligations under capital leases, non-current portion                        7,154
                                                                      ------------


Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, none issued and outstanding                                  --
   Preferred stock to be issued, no par value, 193,836 shares              416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 8,114,829 shares issued and outstanding                25,835,960
   Common stock, to be issued, no par value, 5,376,188 shares              969,345
   Additional paid-in capital                                            2,864,107
   Accumulated deficit                                                 (32,333,680)
                                                                      ------------

       Net  stockholders' deficiency                                    (2,248,089)
                                                                      ------------

       Total liabilities and stockholders' deficiency                 $  1,208,343
                                                                      ============


The notes to consolidated financial statements are an integral part of the above statement.


                        PROTOSOURCE CORPORATION AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF OPERATIONS


                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                                               2004            2003
                                                           ------------    ------------

Net revenues                                               $  1,639,594    $       --
                                                           ------------    ------------

Operating costs and expenses:
   Cost of revenues                                             916,728            --
   Selling, general and administrative                          793,429         352,517
   Depreciation and amortization                                111,322           8,726
   Impairment of investment                                      24,000          81,000
                                                           ------------    ------------

         Total operating costs and expenses                   1,845,479         442,243
                                                           ------------    ------------

         Operating loss                                        (205,885)       (442,243)
                                                           ------------    ------------

Other income (charges):
   Interest expense                                          (1,106,490)     (2,099,303)
   Investment banking fees                                     (406,844)           --
   Other expense                                                (10,737)           --
   Write-off of notes and interest receivable, P2i, Inc.           --        (1,705,062)
   Loss on sale of marketable securities                           --           (65,942)
   Interest income                                                6,316            --
   Other income                                                  17,959          20,666
                                                           ------------    ------------

          Net other (charges)                                (1,499,796)     (3,849,641)
                                                           ------------    ------------


Loss from continuing operations                              (1,705,681)     (4,291,884)

Discontinued operations:
   Gain on disposal - ISP                                       475,454            --
                                                           ------------    ------------

Net loss                                                   ($ 1,230,227)   ($ 4,291,884)
                                                           ============    ============


Net loss per basic and diluted share of common stock:
   Continuing operations                                   ($       .05)   ($       .52)
   Discontinued operations                                          .01            --
                                                           ------------    ------------

Net loss                                                   ($       .04)   ($       .52)
                                                           ============    ============

Weighted average number of basic and
  diluted common shares outstanding                          31,798,461       8,202,405
                                                           ============    ============


The notes to consolidated financial statements are an integral part of the above statement.


                                              PROTOSOURCE CORPORATION AND SUBSIDIARY

                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                            FOR THE YEARS DECEMBER 31, 2004 AND 2003

                                               Preferred Stock                                                Common Stock
                                                 To be issued                  Common Stock                   to be Issued
                                          ---------------------------   ---------------------------   ---------------------------
                                             Shares         Amount         Shares         Amount         Shares         Amount
                                          ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2002                        --             --        7,489,829   $ 25,635,960           --             --

Issuance of common stock in
  connection with financing                       --             --          625,000        200,000           --             --
Common stock to be issued in
  connection with financing                       --             --             --             --        2,737,500        700,000
Beneficial conversion feature of
  convertible notes                               --             --             --             --             --             --
Other comprehensive (loss), net of tax:
  Unrealized (loss) on marketable
    securities                                    --             --             --             --             --             --
  Reclassification adjustment for
    losses included in net loss                   --             --             --             --             --             --

Net loss                                          --             --             --             --             --             --
                                          ------------   ------------   ------------   ------------   ------------   ------------

          Total Comprehensive (loss)              --             --             --             --             --             --


Balance, December 31, 2003                        --             --        8,114,829     25,835,960      2,737,500        700,000


Issuance of preferred stock in
  connection with acquisition                  193,836   $    416,179           --             --             --             --
Common stock to be issued in
  connection with investment
  banking fees for acquisition                    --             --             --             --          813,688        406,844
Common stock to be issued in
   connection with financing                      --             --             --             --        1,825,000        195,000
Change in estimate of share price
   of common stock to be issued in
   connection with financing                      --             --             --             --             --         (332,499)
Beneficial conversion feature of
  convertible notes                               --             --             --             --             --             --

Net loss                                          --             --             --             --             --             --
                                          ------------   ------------   ------------   ------------   ------------   ------------

          Total Comprehensive (loss)              --             --             --             --             --             --


Balance, December 31, 2004                     193,836   $    416,179      8,114,829   $ 25,835,960      5,376,188   $    969,345
                                          ============   ============   ============   ============   ============   ============


Table continues on following page.


                                    PROTOSOURCE CORPORATION AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             FOR THE YEARS DECEMBER 31, 2004 AND 2003 (Continued)


                                                         Accumulated
                                           Additional       Other                                       Current Year's
                                             Paid-In     Comprehensive   Accumulated                    Comprehensive
                                             Capital        (Loss)          Deficit          Total          (Loss)
                                          ------------   ------------    ------------    ------------    ------------

Balance, December 31, 2002                $  1,487,891   ($    62,069)   ($26,811,569)   $    250,213            --

Issuance of common stock in
  connection with financing                       --             --              --           200,000            --
Common stock to be issued in
  connection with financing                       --             --              --           700,000            --
Beneficial conversion feature of
  convertible notes                            976,216           --              --           976,216            --
Other comprehensive (loss), net of tax:
  Unrealized (loss) on marketable
    securities                                    --           (3,873)           --            (3,873)   ($     3,873)
  Reclassification adjustment for
    losses included in net loss                   --           65,942            --            65,942          65,942

Net loss                                          --             --        (4,291,884)     (4,291,884)     (4,291,884)
                                          ------------   ------------    ------------    ------------    ------------

          Total Comprehensive (loss)              --             --              --              --      ($ 4,229,815)
                                                                                                         ============

Balance, December 31, 2003                   2,464,107           --       (31,103,453)     (2,103,386)           --


Issuance of preferred stock in
  connection with acquisition                     --             --              --           416,179            --
Common stock to be issued in
  connection with investment
  banking fees for acquisition                    --             --              --           406,844            --
Common stock to be issued in
   connection with financing                      --             --              --           195,000            --
Change in estimate of share price
   of common stock to be issued in
   connection with financing                      --             --              --          (332,499)           --
Beneficial conversion feature of
  convertible notes                            400,000           --              --           400,000            --

Net loss                                          --             --        (1,230,227)     (1,230,227)     (1,230,227)
                                          ------------   ------------    ------------    ------------    ------------

          Total Comprehensive (loss)              --             --              --              --      ($ 1,230,227)
                                                                                                         ============

Balance, December 31, 2004                $  2,864,107   $       --      ($32,333,680)   ($ 2,248,089)           --
                                          ============   ============    ============    ============    ============


             The notes to consolidated financial statements are an integral part of the above statement.


                        PROTOSOURCE CORPORATION AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                     YEAR ENDED
                                                                     DECEMBER 31,
                                                                 2004           2003
                                                             -----------    -----------

                              INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net loss                                                   ($1,230,227)   ($4,291,884)
  Adjustments to reconcile net loss to net cash
       (used in) operating activities:
     Depreciation and amortization                               111,322          8,726
     Provision for bad debts                                       7,782           --
     Gain on disposal -- ISP                                    (475,454)          --
     Impairment of investment                                     24,000         81,000
     Loss on sale of marketable securities                          --           65,942
     Loss on disposal of property and equipment                       29           --
     Amortization of debt issuance costs                         415,062        949,798
     Amortization of beneficial conversion
       of notes payable                                          400,000        976,216
     Investment banking fees to be paid by
       issuance of common stock                                  406,844
     Write-off of notes and interest receivable, P2i, Inc.          --        1,705,062
     Changes in operating assets and liabilities:
       Accounts receivable                                       (25,333)          --
       Interest receivable                                          --             --
       Prepaid expenses and other assets                          22,187          2,025
       Assets and liabilities held for sale                         --             --
       Accounts payable                                         (115,221)        28,870
       Accrued expenses                                          267,859        196,920
       Deferred revenue                                             --           39,062
                                                             -----------    -----------

              Net cash (used in) operating activities           (191,150)      (238,263)
                                                             -----------    -----------

Cash flows from investing activities:
  Cash obtained from acquisition of P2i Newspaper                 56,775           --
  Purchase of property and equipment                              (6,013)          --
  Increase in notes receivable, P2i, Inc.                           --         (610,226)
  Decrease in notes receivable - other                            45,403           --
  Increase in directors and employees advances                  (165,755)          --
  Proceeds from sale of marketable securities                       --            7,051
                                                             -----------    -----------

              Net cash (used in) investing activities            (69,590)      (603,175)
                                                             -----------    -----------


                                CONTINUED ON NEXT PAGE


The notes to consolidated financial statements are an integral part of the above statement.


                       PROTOSOURCE CORPORATION AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED

                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                                                2004           2003
                                                             ---------      ---------

Cash flows from financing activities:
  Proceeds from borrowings                                   $ 400,000      $ 900,000
  Payments on obligations under capital leases                 (41,104)       (13,775)
  Net change in amount due related company                     (53,888)          --
  Debt issuance costs incurred                                 (52,000)          --
                                                             ---------      ---------

           Net cash provided by financing activities           253,008        886,225
                                                             ---------      ---------

Net increase (decrease) in cash                                 (7,732)        44,787

Cash at beginning of year                                       47,458          2,671
                                                             ---------      ---------

Cash at end of year                                          $  39,726      $  47,458
                                                             =========      =========




                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                   $  23,199      $ 173,289
                                                             ---------      ---------
  Income taxes                                               $    --        $    --
                                                             ---------      ---------




SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with financing        $ 195,000      $ 900,000
Issuance of preferred stock in connection with acquisition     416,179           --
Sale of ISP Division in exchange for note receivable
  and credit for future services                               475,454           --
Unrealized loss on marketable securities                          --          (62,069)

Write-off of interest receivable from P2i, Inc. recorded
  during the nine-month period ended September 30, 2003
  deemed uncollectible and written-off during the
  quarter ended December 31, 2003                                 --          (75,658)



The notes to consolidated financial statements are an integral part of the above statement.

                                       F-7

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


1.   Nature of Operations and Summary of Significant Accounting Policies
     -------------------------------------------------------------------

     Nature of operations - ProtoSource Corporation, formerly SHR Corporation doing business as Software Solutions Company (the "Company'), was incorporated on July 1, 1988, under the laws of the state of California. Until May 1, 2002, the Company was an Internet service provider (ISP). The Company provided dial-up Internet access, web hosting services and web development services. The Company entered into an agreement on May 1, 2002 to sell substantially all of the assets pertaining to the ISP to Brand X Networks, Inc. (see Note 2). Effective January 1, 2004, the Company acquired P2i Newspaper, Inc. (see Note 8). P2i Newspaper, Inc. is principally engaged in the conversion of text and graphics from print to interactive Web content. Its clients include newspaper groups located in the United States and the United Kingdom. P2i Newspaper is headquartered in Bethlehem, Pennsylvania and has a data conversion center located in Kuala Lumpur, Malaysia.

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

          Through 2005 and 2006, P2i Newspaper will focus on the following: increase market share in the newspaper vertical and target government, retail and manufacturing verticals.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued
     ---------------------------------------------------------------------

     Newspaper

     o In November 2003, P2i Newspaper made the strategic decision to withdraw from marketing directly to new newspaper accounts in the United States, but instead to focus on building partnerships to build sales. The Company recognized that the conversion of print content into Internet was viewed by newspapers as an essential commodity, and as such they were motivated by price as much as product functionality and features.
     o Through its partners and residual direct accounts, P2i Newspaper is supplying or has access to over 1,600 U.S. newspapers: over 24% of the U.S. market.

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

     Manufacturing

     o P2i Newspaper solutions are applicable for any business with large volumes of frequently updated print content that is appropriate for Internet distribution.
     o Manufacturing companies are generally putting all technical manuals online in crude PDF format.
     o The potential revenue opportunity is being quantified, but is believed to be substantial.

     If management cannot achieve the above objectives, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


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

     Accounts receivable - Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. It is the policy of management to review the outstanding accounts receivable at the end of each reporting period, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectable amounts.

     Property and equipment - Assets held under capital lease obligations are amortized using the straight-line method over the shorter of the useful lives of the assets or the term of the lease.

     Depreciation and amortization of property and equipment charged to operations was $111,322 and $8,726 for the years ended December 31, 2004 and 2003, respectively.

     Amortization - Debt issuance costs are being amortized using the straight-line method over the one-year term of the notes (see Note 3).

     Impairment - With respect to the Company's investment in P2i, Inc., an impairment charge of $24,000 and $81,000 was recognized for the years ended December 31, 2004 and 2003, respectively, as there was a decline in the fair value of the investment below its cost, which was considered other than temporary. The fair value was based on financial projections, consultation with the Company's investment banker and an outside consultant, and management's estimates. Effective January 1, 2004, the Company acquired P2i's Print-to-Internet business (see Note 8).

     Goodwill - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized; however, it must be tested annually for impairment.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


1.   Summary of Significant Accounting Policies - Continued
     ------------------------------------------------------

     Stock-based compensation - The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for its stock-based compensation plans. Through 2004, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company will adopt SFAS No. 123(R) in 2005, which will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period.

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the following pro forma amounts for the years ended December 31, 2004 and 2003:

                                                        2004           2003
                                                    -----------    -----------
     Net loss:
       As reported                                  ($1,230,227)   ($4,291,884)
       Deduct:
         Total stock-based compensation
           determined under Black-Scholes
           option valuation model for all awards,
           net of income taxes                          (35,000)       (35,000)
                                                    -----------    -----------

     Pro forma                                      ($1,265,227)   ($4,326,884)
                                                    ===========    ===========

     Net loss per share of common stock:
       As reported                                  ($      .04)   ($      .52)
       Pro forma                                    ($      .04)   ($      .53)


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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


1.   Summary of Significant Accounting Policies - Continued
     ------------------------------------------------------

     Net (loss) per basic and diluted share of common stock - Basic loss per share is calculated using the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method.

     The basic and diluted loss per share are the same since the Company had a net loss for 2004 and 2003 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 2,225,000 and 1,697,500 shares of common stock at December, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share.

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


     Recently Issued Accounting Standards
     ------------------------------------

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN") No. 46(R), "Consolidation of Variable Interest Entities". FIN No. 46(R) addresses the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46(R) was effective for the Company in 2004 and had no impact on its financial condition or results of operations.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this Statement to have a material impact on is financial condition or results of operations.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


1.   Summary of Significant Accounting Policies - Continued
     ------------------------------------------------------

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123 (R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on the Company's results of operations. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above.

2.   Discontinued Operations
     -----------------------

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

     There were no operations of the discontinued ISP business during the years ended December 31, 2004 and 2003.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


3.   Notes Payable
     -------------

     During the years ended December 31, 2004 and 2003, the Company issued $400,000 and $900,000, respectively, of promissory notes in exchange for amounts borrowed from individuals. The notes mature in one year from date of issuance with interest payable at 10% per annum and each with a conversion feature which permits the Holder to convert the principal and accrued interest into the Company's common stock at any time prior to the due date of the repayment of the note by the Company. The conversion rate is generally the amount to be converted divided by a predetermined price established at note issuance or renewal. An amount of approximately $400,000 and $976,000 has been recognized in 2004 and 2003, respectively, as interest expense and additional paid-in capital as the result of the beneficial conversion feature of these notes.

     Also in connection with the issuance of these notes, the Company issued or will issue 1,825,000 and 3,362,500 shares of common stock for 2004 and 2003 respectively. These shares are valued at approximately $195,000 for 2004 and $900,000 for 2003. These amounts are being amortized to interest expense on a monthly basis over the one-year term of the notes. During 2004, the Company changed the estimate of the share price for certain of the shares to be issued. This change resulted in a reduction of interest expense and the value of common stock to be issued by $332,499. In addition, the Company will issue 550,000 warrants pertaining to 2004 and 407,500 warrants pertaining to 2003 to the underwriter. The value of the warrants is considered to have a deminimus value for both 2004 and 2003.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


4.   Income Taxes
     ------------

     Significant components of deferred income taxes as of December 31, 2004 are as follows:

                 Net operating loss carryforward   $ 5,900,000
                 Less valuation allowance           (5,900,000)
                                                   -----------
                 Net deferred tax asset            $      --
                                                   ===========


     The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $5,900,000 is maintained on deferred tax assets, which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was a decrease of $370,000. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

     At December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $16,000,000 and $4,700,000, respectively. Such carryforwards expire in the years 2008 through 2024 and 2005 through 2009 for federal and state purposes, respectively.


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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


6.   Stock Options and Warrants
     --------------------------

     1999 Executive Officers Stock Option Plan
     -----------------------------------------

     In May 1999, the Company's Board of Directors authorized a stock option plan that provides for the grant of incentive and nonqualified options to eligible officers and directors of the Company to purchase up to 150,000 shares of the Company's common stock. The purchase price of such shares shall be at least equal to the fair market value at the date of grant. Such options vest at the discretion of the Board of Directors. The stock option plan expires in 2009. There are currently no outstanding options under this plan.


     2000 Stock Option Plans
     -----------------------

     In May 2001, the Company's shareholders approved the Company's 2000 Employee Stock Option Plan and the 2000 Executive Stock Option Plan. Each Plan has 350,000 shares reserved for issuance and no stock options have been granted under either plan as of December 31, 2004.


     Board of Directors Options
     --------------------------

     The Company issued 115,000 stock options to its Non-Employee Directors from October 1998 to December 31, 2001. The options vest immediately, or over a three-year period, and are exercisable at $1.36 to $6.00 per share and the options are for a five-year term. As of December 31, 2004, 92,500 options are outstanding.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


7.   Commitments and Contingencies
     -----------------------------

     Leases
     ------

     The Company leases certain computer equipment under noncancellable capital leases.

     The following is a schedule of future minimum lease payments at December 31, 2004 under the Company's capital leases (together with the present value of minimum lease payments).

                    2005                                       $38,852
                    2006                                         7,442
                    2007                                          --
                                                               -------
     Total minimum lease payments                               46,294
     Less amount representing interest                          (4,288)
                                                               -------
     Present value of net minimum lease payments                42,006
     Less current portion                                      (34,852)
                                                               -------
                                                               $ 7,154
                                                               =======


     The Company occupies office space leased by P2i, Inc. and is making direct payments to P2i, Inc.'s leaseholder. Under this arrangement, during 2004, the Company has recorded approximately $37,400 of rent expense. In 2003, the Company paid administrative fees to P2i, Inc. of approximately $50,000 for office space and other administrative charges. As of December 31, 2004, the Company had no future operating lease commitments.


8.   Acquisition
     -----------

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

     The 19,383,531 shares will be reduced by the number of shares equal to the total fees incurred to audit the financial statements of P2i, or P2i Newspaper, divided by $0.50 (the "Adjusted Shares"). The Adjusted Shares shall be subject to a three-year lock-up, which may be released upon the stock price and volume reaching established thresholds.

     On January 1, 2004, the Company, P2i Newspaper and P2i amended the terms of the Agreement (the "Amendment"). Pursuant to the terms of the Amendment, in exchange for all of the issued and outstanding shares of P2i Newspaper, the Company will issue 193,836 shares of series B preferred stock (the "Preferred Stock"), which shares shall be reduced by the total fees incurred to audit the financial statements of P2i or P2i Newspaper, divided by $50. Each share of Preferred Stock is exchangeable for 100 shares of the Company's common stock at any time after the Company increases its authorized number of shares of common stock to 100,000,000 shares.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


8.   Acquisition - Continued
     -----------------------

     As part of this transaction, the Company will also acquire an additional interest in P2i's new media business which will bring its total ownership in P2i to 19.8%.

     The acquisition of P2i Newspaper became effective on January 1, 2004, at which time P2i Newspaper became a wholly-owned subsidiary of the Company. P2i Newspaper is a leader in the conversion of previously created print advertising into interactive Web products for newspaper, magazine and mail order/retail catalog advertising. Clients include newspapers from the Gannett, Tribune and McClatchy Newspaper groups. The Company is headquartered in Bethlehem, PA, and has a data conversion facility in Kuala Lumpur, Malaysia.

     The cost was as follows:

          Market value of preferred stock to be issued        $416,179
          Fair market value of net assets of P2i Newspaper      41,112
                                                              --------

          Goodwill                                            $375,067
                                                              ========


     The Company loaned P2i $50,000 in 2001, $995,280 in 2002, and $597,023 in
     2003. The loans to P2i were in the form of demand notes. The notes accrued interest at the rate of 8% per annum. The notes receivable, together with the related accrued interest, were written-off during 2003 as collection on these notes was deemed to be doubtful.


9.   Concentrations of Credit Risk
     -----------------------------

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and notes receivable. The Company places its cash and short-term investments with high credit quality financial institutions, and limits its credit exposure with any one financial institution.


10.  Employee Benefit Plan
     ---------------------

     The Company has a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no contributions for the years ended December 31, 2004 and 2003. Company contributions vest as follows:

                   Years of Service                Percent Vested
                   ----------------                --------------

                          1                              33%
                          2                              66%
                          3                             100%

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


11.  Fair Value of Financial Instruments
     -----------------------------------

     Disclosures about the fair value of financial instruments, for the Company's financial instruments, are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2004:

                                                  Carrying       Estimated
                                                   Amount        Fair Value
                                                 ----------      ----------

     Financial liabilities:
       Notes payable                             $2,425,000      $2,425,000
       Capital lease obligations                     47,006          47,006


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


12.  Pro forma Financial Information
     -------------------------------

     In connection with the acquisition of P2i Newspaper, a pro forma statement of operations of ProtoSource Corporation for the year ended December 31, 2003 as if the acquisition occurred on January 1, 2003 follows.


                                               PROTOSOURCE CORPORATION AND SUBSIDIARY

                                          PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                               FOR THE YEAR ENDED DECEMBER 31, 2003


                                                               Historical                              Pro forma
                                              --------------------------------------------  ------------------------------
                                                                                              Adjustments
                                              ProtoSource     P2i Newspaper,                   Increase/
                                              Corporation         Inc.,          Total      Notes (Decreases) Consolidated
                                              -----------         -----          -----      ----------------- ------------
Net revenues                                  $       --      $  1,454,492    $  1,454,492                    $  1,454,492
                                              ------------    ------------    ------------                    ------------

Operating costs and expenses:
    Cost of revenues                                  --           983,282         983,282                         983,282
    Selling, general and administrative            352,517         626,344         978,861                         978,861
    Depreciation and amortization                    8,726         146,990         155,716                         155,716
    Impairment of investment                        81,000            --            81,000                          81,000
                                              ------------    ------------    ------------                    ------------

         Total operating costs and expenses        442,243       1,756,616       2,198,859                       2,198,859
                                              ------------    ------------    ------------                    ------------

         Operating loss                           (442,243)       (302,124)       (744,367)                       (744,367)
                                              ------------    ------------    ------------                    ------------

Other income (charges):
    Interest expense                            (2,099,303)        (14,845)     (2,114,148)                     (2,114,148)
    Other expense                                     --           (39,239)        (39,239)                        (39,239)
    Write-off of notes and interest
       receivable, P2i, Inc.                    (1,705,062)      1,705,062            --                              --
    Loss on sale of marketable securities          (65,942)           --           (65,942)                        (65,942)
    Loss on disposal of fixed assets                  --            (1,687)         (1,687)                         (1,687)
    Other income                                    20,666            --            20,666                          20,666
                                              ------------    ------------    ------------    ------------    ------------

         Net other (charges)                    (3,849,641)      1,649,291      (2,200,350)           --        (2,200,350)
                                                              ------------    ------------    ------------    ------------

Net income (loss)                             $ (4,291,884)   $  1,347,167    $ (2,944,717)   $       --      $ (2,944,717)
                                              ============    ============    ============    ============    ============

Net loss per basic and diluted share
 of common stock                              $      (0.52)                                                   $      (0.11)
                                              ============                                                    ============

Weighted average number of basic and
 diluted common shares outstanding               8,202,405                                 (A)  19,383,531      27,585,936
                                              ============                                    ============    ============


Notes:
(A) Represents estimated number of shares of ProtoSource common shares to be issued and exchanged for P2i Newspaper, Inc.


                                                           F-20

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company does not have any material market risk sensitive financial instruments.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 8a. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.


Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken except as disclosed.

                                    PART III

ITEM 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

Executive Officers, Directors, Director Nominees And Key Employees

Our executive officers, directors and key employees and their ages and positions with us are as follows:

NAME                               POSITION
----                               --------
Peter Wardle,50                    Chief Executive Officer, President,
                                   Chief Financial Officer and Director
Thomas Butera,38                   Chief Operating Officer and Director
Joseph DiMarino,62                 Director
Mark Blanchard,52                  Director
Stewart Kalter,34                  Director

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Exchange Act during fiscal 2004 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 2003, no persons during the last fiscal year failed to file on a timely basis.


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

                                                                                       Long Term
Name and                                                                             Compensation
Principal                                    Other        Annual    All Other      Awards/Securities
Position              Year    Salary ($)  Compensation    Bonus    Compensation   Underlying Options(#)
--------              ----    ----------  ------------    -----    ------------   ---------------------
Peter Wardle, CEO     2004     $125,000         -            -           -                    -
Thomas Butera, COO    2004     $112,500         -            -           -                    -
William Conis, Former 2002     $ 89,519         -            -           -                    -
 Chief Executive      2001     $182,291         -            -           -              $50,000
 Officer              2000     $163,333    $12,000(1)        -           -                    -

----------

     (1) As per Mr. Conis's 1999 Consulting Agreement.


Option Grants in Last Year and Stock Option Grant

No options were granted during the year ended December 31, 2004.


Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

The following table provides information on the value of the named executive officers' unexercised options at December 31, 2004. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2004.

                                                         Value of
                  Number of Unexercised          Unexercised In-The-Money
                  Options at Year End              Options at Year End
               ---------------------------     ---------------------------
Name           Exercisable   Unexercisable     Exercisable   Unexercisable
----           -----------   -------------     -----------   -------------

None.

2000 Employee Stock Option Plan

On May 1, 2001, the Company received shareholder approval to adopt an employee stock option plan (the Plan). This Plan provides for the grant of options intended to qualify as incentive stock options and nonqualified stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the Code). Incentive stock options are issuable only to eligible officers, directors, key employees and consultants of the Company.

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

As of December 31, 2004, no options are outstanding under this Plan.


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

A total of 150,000 shares of authorized but unissued common stock have been reserved for issuance pursuant to the 1999 Plan. As of December 31, 2004, no options are outstanding under this Plan.

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

A total of 350,000 shares of authorized but unissued common stock have been reserved for issuance pursuant to the 2000 Plan. As of December 31, 2004, no options are outstanding under this Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the holdings of Common Stock by each person who, as of March 31, 2005, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record and all share amounts include stock options and Common Stock purchase warrants exercisable within 60 days from the date hereof. Such amounts also include shares of common stock issuable upon conversion of the 193,836 shares of preferred stock which are each convertible into 100 shares of common stock at any time after the authorized number of shares of common stock is increased to 100,000,000.

                                         Amount and Nature
                                           of Beneficial        Percent of Class
Name of Beneficial Owner (1)               Ownership (2)               (%)
----------------------------               -------------        ----------------

Peter Wardle                               19,383,600(3)             70.5%
Thomas Butera                              19,383,600(3)             70.5%
Joseph DiMarino                                     -                   -
Mark Blanchard (4)                            461,454                 6.2%
Stewart Kalter                                      -                   -

Kent Spears                                   367,173                 4.9%
Peter J. Pappas (5)                         1,319,748                16.2%

All officers and directors as a group
(5 persons)                                   461,454                 6.2%
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

(3) Each of Messrs. Wardle and Butera may be deemed control persons of P2i, Inc., the registered owner of 193,836 shares of preferred stock convertible into 19,383,600 shares of common stock.

(4) Includes 43,310 shares owned by his wife, Virginia M. Blanchard.

(5) Includes 612,986 shares issuable upon exercise of warrants or conversion of convertible promissory notes.


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

In May 2002 Peter Wardle, CEO and a principal stockholder of P2i, Inc. and a director of the Company, assumed the duties and responsibilities of CEO of the Company. As of January 2004, Mr. Wardle draws a salary from the Company and his expenses are being reimbursed. Additionally, during 2004, Mr. Wardle received $106,379 in advances to be reimbursed, in accordance with a note-holders' security agreement, to the Company by sale of ProtoSource common stock that is to be issued to P2i, Inc. in accordance with the merger agreement of Company with P2i Newspaper, Inc.

In January 2004 Thomas Butera, COO and a principal stockholder of P2i, Inc. and a director of the Company, assumed the duties and responsibilities of COO of the Company. As of January 2004, Mr. Butera draws a salary from the Company and his expenses are being reimbursed. Additionally, during 2004, Mr. Butera received $59,501 in advances to be reimbursed, in accordance with a note-holders' security agreement, to the Company by sale of ProtoSource common stock that is to be issued to P2i, Inc. in accordance with the merger agreement of Company with P2i Newspaper, Inc.

As of December 31, 2004, an amount of $10,906 is due from P2i, Inc. As CEO and principal stockholder of P2i, Inc. and a director of the Company, Peter Wardle has pledged that any such funds provided to P2i, Inc. by the Company will be reimbursed by sale of ProtoSource common stock that is to be issued to P2i, Inc. in accordance with the agreement of merger of Company with P2i Newspaper, Inc.

P2i, through its infrastructure, provides office space to the Company. P2i and the Company entered into a services agreement for periods commencing after January 1, 2003 thru December 31, 2003. During 2003, $50,400 of fees were recorded by the Company with respect to this agreement. For periods commencing after January 1, 2004, the Company has been making direct payments to P2i's office space leaseholder. During 2004, payments of approximately $37,400 were paid to P2i's leaseholder.


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

10.01     1995 Incentive Stock Option Plan (2)

10.02     2001 Employee Stock Option Plan

10.03     1999 Executive Officer Option Plan (5)

10.04     2001 Executive Officer Option Plan

10.05 Agreement and Plan of Merger, dated as of February 13, 2003, by and among ProtoSource Corporation, ProtoSource Acquisition LLC, P2i, Inc. and P2i Newspaper, Inc. (6)

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1      Code of Ethics and Business Conduct of Officers, Directors and
          Employees (7)

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

(6) Incorporated by reference from the Company Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2003

(7) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 2002.

(b) Reports on Form 8-K.

During the three-month period ended December 31, 2004, the Company filed no reports on Form 8-K.



Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2004 and December 31, 2003, and for review of the financial statements included in the Company's quarterly reports on Form 10-QSB during such fiscal years, were $30,000 and $42,520 ($25,000 from Margolis & Company and $17,520 from the Company's predecessor auditors), respectively.

Audit-Related Fees. The aggregate fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements were $0 and $0 for the years ended December 31, 2004 and 2003, respectively.

Tax Fees. The aggregate fees billed for tax preparation and related services by our auditors were $2,500 and $6,000 for the years ended December 31, 2004 and 2003, respectively.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethlehem, Pennsylvania, on March 30, 2005.

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


Signature                         Title                           Date
---------                         -----                           ----


/s/  Peter Wardle                 Chief  Executive Officer       March 30, 2005
----------------------------      Chief Financial Officer
     Peter Wardle                (Principal Accounting
                                  Officer), and Director

/s/  Thomas Butera                Chief  Operating Officer       March 30, 2005
----------------------------      Director
     Thomas Butera

/s/  Joseph DiMarino              Director                       March 30, 2005
----------------------------
     Thomas Butera

/s/  Mark Blanchard               Director                       March 30, 2005
----------------------------
     Mark Blanchard

/s/  Stewart Kalter               Director                       March 30, 2005
----------------------------
     Stewart Kalter