Form 10QSB
period 2005-03-31
PROTOSOURCE CORP
filed 2005-05-11
CIK 932772

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

For the Quarterly Period ended March 31, 2005

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

                                 Yes [X] No [ ]

There were 8,114,829 shares of the registrant's common stock, no par value, outstanding as of March 31, 2005.


                                 PROTOSOURCE CORPORATION
                                 -----------------------

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                                     MARCH 31, 2005
---------------------------------------------------------------------------------------



                                          INDEX


Part I - Financial Information (unaudited):

         Item 1.  Condensed consolidated balance sheet -
                  March 31, 2005                                                    3

                  Condensed consolidated statement of operations for the
                  three-month periods ended
                  March 31, 2005 and 2004                                           4

                  Condensed consolidated statement of stockholders'
                  deficiency for the three-month period ended March 31, 2005        5

                  Condensed consolidated statement of cash flows for the
                  three-month periods ended March 31, 2005 and 2004               6 & 7

                  Notes to condensed consolidated financial statements
                  for the three-month period ended March 31, 2005                8 to 12

         Item 2.  Management's discussion and analysis of
                  financial condition and results of operations                 13 to 17


Part II - Other Information

                  Other Information                                                18

                  Signature                                                        19




When used in this report, the words "estimate," "project," "intend," "believe" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risk and uncertainties that could cause actual results to differ materially, including competitive pressures and new product or service introductions by the Company and its competitors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.




                             PROTOSOURCE CORPORATION
                             -----------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (unaudited)
---------------------------------------------------------------------------------

                                     ASSETS

Current assets:
   Cash                                                              $     73,055
   Accounts receivable - trade, net of allowance of $7,782                198,119
   Net advances to officers                                                20,662
   Amounts due from related party - P2i, Inc.                              78,892
   Notes receivable, current portion                                       65,376
   Prepaid expenses and other                                             168,637
                                                                     ------------

           Total current assets                                           604,741
                                                                     ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of $433,078                   91,811
                                                                     ------------

Other assets:
   Note receivable, non-current portion - Brand X Networks, Inc.          138,930
   Goodwill - Acquisition of P2i Newspaper                                375,067
   Debt issuance costs, net of accumulated amortization of $75,076          4,424
   Deposits                                                                 8,263
                                                                     ------------

           Total other assets                                             526,684
                                                                     ------------

           Total assets                                              $  1,223,236
                                                                     ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                     $  2,425,000
   Current portion of obligations under capital leases                     27,432
   Accounts payable                                                       135,116
   Accrued expenses                                                       923,299
   Due to related company                                                  85,921
                                                                     ------------

           Total current liabilities                                    3,596,768
                                                                     ------------

Obligations under capital leases, non-current portion                       2,918
                                                                     ------------


Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, none issued and outstanding                                 --
   Preferred stock to be issued, no par value, 193,836 shares             416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 8,114,829 shares issued and outstanding               25,835,960
   Common stock to be issued, no par value; 5,376,188 shares              969,345
   Additional paid-in capital                                           2,864,107
   Accumulated deficit                                                (32,462,041)
                                                                     ------------

           Net stockholders' deficiency                                (2,376,450)
                                                                     ------------

           Total liabilities and net stockholders' deficiency        $  1,223,236
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



                               PROTOSOURCE CORPORATION
                               -----------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)
------------------------------------------------------------------------------------


                                                                THREE-MONTH
                                                                PERIOD ENDED
                                                                  MARCH 31,
                                                            2005            2004
                                                        ------------    ------------

Net revenues                                            $    434,322    $    329,558
                                                        ------------    ------------

Operating costs and expenses:
   Cost of revenues                                          259,860         254,182
   Sales and marketing                                         2,520          15,199
   General and administrative                                167,723         224,095
   Depreciation and amortization                              18,407          27,602
                                                        ------------    ------------

           Total operating costs and expenses                448,510         521,078
                                                        ------------    ------------

           Operating loss                                    (14,188)       (191,520)
                                                        ------------    ------------

Other income (charges):
   Interest income                                             1,846            --
   Other income                                                4,465           4,565
   Interest expense                                         (120,226)       (577,204)
   Investment banking fees                                      --          (407,000)
   Other expense                                                (258)         (1,752)
                                                        ------------    ------------

           Net other (charges)                              (114,173)       (981,391)
                                                        ------------    ------------

Loss from continuing operations                             (128,361)     (1,172,911)

Discontinued operations:
     Gain on disposal - ISP                                     --           475,455
                                                        ------------    ------------

Net loss                                                ($   128,361)   ($   697,456)
                                                        ============    ============

Net loss per basic and diluted share of common stock:
   Continuing operations                                ($       .00)   ($       .04)
   Discontinued operations                                       .00             .02
                                                        ------------    ------------

           Net loss                                     ($       .00)   ($       .02)
                                                        ============    ============



Weighted average number of basic and diluted
   common shares outstanding                              32,874,548      31,035,717
                                                        ============    ============



See accompanying notes.



                                                PROTOSOURCE CORPORATION
                                                -----------------------

                              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                     FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2005
                                                      (unaudited)
----------------------------------------------------------------------------------------------------------------------


                                    Preferred Stock                                               Common Stock
                                     To be issued                   Common Stock                  to be Issued
                             ----------------------------    ---------------------------   ---------------------------
                                Shares          Amount          Shares         Amount         Shares        Amount
                             ------------    ------------    ------------   ------------   ------------   ------------



Balance, December 31, 2004        193,836    $    416,179       8,114,829   $ 25,835,960      5,376,188   $    969,345


Net loss
                             ------------    ------------    ------------   ------------   ------------   ------------


Balance, March 31, 2005           193,836    $    416,179       8,114,829   $ 25,835,960      5,376,188   $   ,969,345
                             ============    ============    ============   ============   ============   ============


Table continues below:

                              Additional
                               Paid-In      Accumulated
                               Capital        Deficit          Total
                             ------------   ------------    ------------



Balance, December 31, 2004   $  2,864,107   ($32,333,680)   ($ 2,248,089)


Net loss                                        (128,361)       (128,361)
                             ------------   ------------    ------------


Balance, March 31, 2005      $  2,864,107   ($32,462,041)   ($ 2,376,450)
                             ============   ============    ============


See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
-----------------------------------------------------------------------------------------

                                                                       THREE-MONTH PERIOD
                                                                             ENDED
                                                                           MARCH 31,
                                                                       2005         2004
                                                                    ---------    ---------

                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                         ($128,361)   ($697,456)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Gain on disposal - ISP                                              --       (475,455)
     Depreciation and amortization                                     18,407       27,602
     Amortization of debt issuance costs                               42,643      259,502
     Amortization of beneficial conversion
       feature of notes payable                                          --        250,000
     Investment banking fees to be paid by
       issuance of common stock                                          --        407,000
   Changes in operating assets and liabilities:
     Accounts receivable                                              (17,410)       1,434
     Prepaid expenses and other assets                                  2,855       (1,835)
     Accounts payable                                                 (23,181)     (61,355)
     Accrued expenses                                                 142,669      102,052
                                                                    ---------    ---------

              Net cash provided by (used in) operating activities      37,622     (188,511)
                                                                    ---------    ---------

Cash flows from investing activities:
   Cash obtained from acquisition of P2i Newspaper                       --         56,775
   Purchase of property and equipment                                    (210)        (275)
   Decrease in notes receivable - other                                13,670         --
   Increase in advances to officers                                   (24,032)     (13,889)
                                                                    ---------    ---------

              Net cash provided by (used in) investing activities     (10,572)      42,611
                                                                    ---------    ---------

Cash flows from financing activities:
   Proceeds from borrowings                                              --        250,000
   Payments on obligations under capital leases                       (11,656)      (9,504)
   Net change in amount due related company                            17,935      (50,872)
   Debt issuance costs incurred                                          --        (32,500)
                                                                    ---------    ---------

              Net cash provided by financing activities                 6,279      157,124
                                                                    ---------    ---------

Net increase in cash                                                   33,329       11,224

Cash at beginning of period                                            39,726       47,458
                                                                    ---------    ---------

Cash at end of period                                               $  73,055    $  58,682
                                                                    =========    =========

                             CONTINUED ON NEXT PAGE

See accompanying notes.



                               PROTOSOURCE CORPORATION
                               -----------------------

             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                     (unaudited)
-------------------------------------------------------------------------------------


                                                                  THREE-MONTH PERIOD
                                                                        ENDED
                                                                       MARCH 31,
                                                                    2005       2004
                                                                  --------   --------


                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                       $  4,067   $ 67,778
                                                                  --------   --------
   Income taxes                                                   $   --     $   --
                                                                  --------   --------





SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with financing             $   --     $250,000
Issuance of preferred stock in connection with acquisition            --      416,179
Sale of ISP Division in exchange for note receivable and credit
  for future services                                                 --      475,455






See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2005
                                   (unaudited)
--------------------------------------------------------------------------------


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

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 previously filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable. Additionally, the Company has experienced extreme cash liquidity shortfalls from operations.

     The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plans include the following:

          o Obtaining additional working capital through the sale of common stock or debt securities.

          o The ability of P2i Newspaper to successfully implement its strategic plan as follows:

               P2i Newspaper's long-term business strategy is to focus on the processing of previously created content for print into digitized content using technologically sophisticated, database-driven, services and solutions across multiple business-to-business verticals. The combination of on-target sales strategies, low labor costs, a well-educated labor pool fluent in English, and sophisticated technologies make P2i Newspaper highly competitive. The Company intends leveraging these competitive advantages in other markets over the next five years.

               Through 2005 and 2006, P2i Newspaper will focus on the following: increase market share in the newspaper vertical and target government, retail, manufacturing and publishing verticals.

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2005
                                   (unaudited)
--------------------------------------------------------------------------------


1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued
     ---------------------------------------------------------------------

          Newspaper

               o In 2003 the Company shifted its sales efforts to focus on media companies within the newspaper vertical that have a demand for the conversion of large volumes, rather than individual newspapers. That strategic change has yielded increases in both production volume and revenues. That strategy will continue unchanged through 2005.

          Government

               o Through strategic relationships in the UK, the Company continues to process growing amounts of content for government and government related entities.

          Retail

               o P2i Newspaper currently processes inserts for several media companies focusing on retail advertising and content.

          Publishing

               o Projects from potential customers are currently being reviewed.

          Manufacturing

               o The Company is still evaluating the potential and applicable strategy.


If management cannot achieve the above objectives, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2005
                                   (unaudited)
--------------------------------------------------------------------------------


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

     During each of the three-month periods ended March 31, 2005 and 2004, there would have been no compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123.

     Net (loss) per basic and diluted share of common stock - Basic loss per share is calculated using the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method.

     The basic and diluted loss per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 2,225,000 and 2,197,500 shares of common stock at March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share.

     Reclassifications - Certain reclassifications have been made to the 2004 financial statement presentation for comparability with the 2005 financial statements.

2.   Recently Issued Accounting Standards
     ------------------------------------

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2005
                                   (unaudited)
--------------------------------------------------------------------------------


2.   Recently Issued Accounting Standards - Continued
     ------------------------------------------------

     Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on the Company's results of operations. The Company expects to adopt the provisions of SFAS No. 123(R) beginning in 2006.


3.   Sale of ISP Division
     --------------------

     Effective May 1, 2002, the Company entered into an agreement to sell substantially all of the assets of the ISP division to Brand X Networks, Inc., a California Corporation, for $632,000. The assets have been held and operated by Brand X Networks, Inc. for its purposes since May 1, 2002, at which time the Company discontinued its ISP operations. On April 14, 2003, the Company completed a fifth amendment to the purchase agreement with Brand X pursuant to which the Company has agreed to accept an aggregate payment of $632,000 for the ISP Division, less credits to Brand X of $112,686 and interim payments received of $34,859. Of such amount, $200,000 shall be paid through the provision of services to the Company from Brand
     X. The balance shall be paid at the rate of approximately $5,171 per month, until completely paid.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2005
                                   (unaudited)
--------------------------------------------------------------------------------


4.   Acquisition (continued)
     -----------------------

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
                                                              ========


     Management will test goodwill annually for impairment.

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


Results of Operations
---------------------

Three Months ended March 31, 2005 vs. Three Months ended March 31, 2004

Net revenues - For the three months ended March 31, 2005, net revenues were $434,322. All revenues of the Company are attributed to the operations of P2i Newspaper, Inc. acquired January 1, 2004. For the three months ended March 31, 2004, revenues were $329,558.

Operating expenses - For the three months ended March 31, 2005, operating expenses totaled $448,510 versus $521,078 in 2004. The Company's sales and marketing, and general and administrative expenses decreased by $69,051, principally as the result of reducing office facilities and the elimination of unneeded staffing and related overhead costs.

Interest expense - Interest expense totaled $120,226 for the three-month period ended March 31, 2005 versus $577,204 in the same period in 2004. The interest expense is a result of the convertible notes obtained during 2004, 2003, and 2002 to fund the operations of the Company and P2i Newspaper, pending and post merger. A significant component of interest expense includes amortization of debt issuance costs incurred during 2004 and 2003. As there have been no new debt issues since April 2004, the current period reflects the reduced, residual amortized effect of historical debt issue costs.

Other (charges) - Other charges included investment banking fees relating to the acquisition of P2i Newspaper of $407,000 in 2004.

Discontinued operations - Effective May 1, 2002, the Company entered into an agreement to sell substantially all of the assets of the ISP division to Brand X Networks, Inc., a California Corporation, for $632,000. The assets have been held and operated by Brand X Networks, Inc. for its purposes since May 1, 2002, at which time the Company discontinued its ISP operations. On April 14, 2003, the Company completed a fifth amendment to the purchase agreement with Brand X pursuant to which the Company has agreed to accept an aggregate payment of $632,000 for the ISP Division, less credits to Brand X of $112,686 and interim payments received of $34,859. Of such amount, $200,000 shall be paid through the provision of services to the Company from Brand X.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

For the three months ended March 31, 2005, the Company generated cash of $37,622 from operating activities, used net cash of $10,572 in investing activities, and obtained net cash of $6,279 from financing activities. We had negative working capital of $2,992,027 at March 31, 2005. As of March 31, 2005, we had $73,055 in
cash and $3,599,686 of total liabilities.

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

On July 17, 2001, P2i acquired all the assets of Twenty Twenty Design & Marketing, Inc. of New York City. As a result of this acquisition, our holdings in P2i were diluted to approximately 2.6% of the resulting entity. Additionally, the post-merger valuation of P2i was set at approximately $8.7 million. Based on this new information, we recorded an additional impairment charge of $404,000 as of June 30, 2001, to write down this investment to fair value. The impairment charge was recorded as the difference between the previous value of this investment ($630,000) and the newly established value ($226,000). Further impairment charges of $121,000 were recorded in 2002, $81,000 in 2003, and a final $24,000 in 2004 resulting in the full impairment of this investment.

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

During the twelve-month period ended December 31, 2003, the Company entered into certain agreements with AAWC to act as a placement agent for the sale of convertible notes aggregating $700,000. The notes are secured by stock in P2i and accrue interest at 10% per annum. P2i has agreed to pay the related costs and obligations. Through December 31, 2003, $600,000 in funding had been completed; an additional $100,000 was completed during January 2004. AAWC was paid a 10% commission and a 3% non-accountable expense. Substantially all of the proceeds from these notes have been loaned to P2i Newspaper. The loans were in the form of demand notes accruing interest at 8% per annum. These loans, with their related interest receivable, were written off in 2003.

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

The Company did not receive any external funding during the third and fourth quarters of 2004, nor had it received any external funding during the three months ended March 31, 2005.

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

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (and superceded in 2001 by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"), the Company recorded impairment charges of $24,000 in 2004 to reduce the carrying value of its investment in P2i, Inc. to zero

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $5,900,000 as of March 31, 2005 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

Through December 31, 2003, the Company advanced $1,642,303 to P2i, a company whose Chief Executive Officer serves in the same capacity at ProtoSource Corporation. This was used to help fund P2i Newspaper, Inc.'s operations from the date the first term sheet was executed on December 17, 2001 to the closing of the transaction on January 1, 2004. Effective December 31, 2003, amounts due from P2i, Inc. have been written off.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized, rather, management tests goodwill annually for impairment in the 4th quarter.

The Company considers certain trade accounts receivable to be of doubtful collection; accordingly, a $7,782 allowance for doubtful accounts was recorded in 2004. The Company considers its notes receivable to fully collectible; accordingly, no allowance for doubtful collection of this note had been established. If any amounts become uncollectible, they will be charged to operations when that determination is made.

Item 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of as of the end of the period covered by this Report, our principal executive officer and chief financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

None.

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

(a) Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1 - Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of CEO and CFO pursuant to 18 U.S.C.  Section 1350


(b) Reports on Form 8-K.

During the quarterly period ended March 31, 2005, the Company filed no reports on Form 8-K.

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


Date: May 10, 2005