Form 10QSB
period 2005-06-30
PROTOSOURCE CORP
filed 2005-08-11
CIK 932772

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

For the Quarterly Period ended June 30, 2005

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

                                 Yes [X] No [ ]

There were 8,114,829 shares of the registrant's common stock, no par value outstanding as of June 30, 2005.

                             PROTOSOURCE CORPORATION
                             -----------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 2005





                                      INDEX


Part I - Financial Information (unaudited):


     Item 1. Condensed consolidated balance sheet -
             June 30, 2005                                               3

             Condensed consolidated statement of operations for the six-month and three-month periods ended
             June 30, 2005 and 2004                                      4

             Condensed consolidated statement of stockholders'
             deficiency for the six-month period ended June 30, 2005     5

             Condensed consolidated statement of cash flows for the
             six-month periods ended June 30, 2005 and 2004              6 & 7

             Notes to condensed consolidated financial statements -
             for the six-month period ended June 30, 2005                8 to 12

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

                             PROTOSOURCE CORPORATION
                             -----------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (unaudited)

                                     ASSETS

Current assets:
   Cash                                                            $     71,723
   Accounts receivable - trade, net of allowance of $7,782              251,564
   Net advances to officers                                              19,152
   Amounts due from related party - P2i, Inc.                            26,539
   Notes receivable, current portion                                     65,943
   Prepaid expenses and other                                           165,902
                                                                   ------------

           Total current assets                                         600,823
                                                                   ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of $451,485                 73,404
                                                                   ------------

Other assets:
   Note receivable, non-current portion - Brand X Networks, Inc.        124,575
   Goodwill - Acquisition of P2i Newspaper                              375,067
   Deposits                                                                 763
                                                                   ------------

           Total other assets                                           500,405
                                                                   ------------

           Total assets                                            $  1,174,632
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                   $  2,425,000
   Current portion of obligations under capital leases                   15,140
   Accounts payable                                                     123,116
   Accrued expenses                                                   1,057,372
                                                                   ------------

           Total current liabilities                                  3,620,628
                                                                   ------------


Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, none issued and outstanding                               --
   Preferred stock to be issued, no par value, 193,836 shares           416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 8,114,829 shares issued and outstanding             25,835,960
   Common stock to be issued, no par value; 5,376,188 shares            969,345
   Additional paid-in capital                                         2,864,107
   Accumulated deficit                                              (32,531,587)
                                                                   ------------

           Net stockholders' deficiency                              (2,445,996)
                                                                   ------------

           Total liabilities and net stockholders' deficiency      $  1,174,632
                                                                   ============


See accompanying notes.


                                              PROTOSOURCE CORPORATION
                                              -----------------------

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)



                                                                 SIX-MONTH                       THREE-MONTH
                                                                PERIOD ENDED                     PERIOD ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                             2005            2004            2005            2004
                                                        ------------    ------------    ------------    ------------
Net revenues                                            $    928,582    $    758,377    $    494,260    $    428,819
                                                        ------------    ------------    ------------    ------------

Operating costs and expenses:
   Cost of revenues                                          519,888         437,264         260,028         183,082
   Sales and marketing                                         3,548          39,939           1,028          24,740
   General and administrative                                375,723         452,721         208,000         228,627
   Depreciation and amortization                              36,814          55,579          18,407          27,976
                                                        ------------    ------------    ------------    ------------

          Total operating costs and expenses                 935,973         985,503         487,463         464,425
                                                        ------------    ------------    ------------    ------------

          Operating income (loss)                             (7,391)       (227,126)          6,797         (35,606)
                                                        ------------    ------------    ------------    ------------

Other income (charges):
   Interest income                                             3,574           2,272           1,728           2,272
   Other income                                               11,018           9,030           6,091           4,465
   Interest expense                                         (203,530)     (1,058,533)        (83,305)       (481,329)
   Investment banking fees                                      --          (406,844)           --              --
   Other expense                                              (1,578)         (2,141)           (857)           (389)
                                                        ------------    ------------    ------------    ------------

          Net other charges                                 (190,516)     (1,456,216)        (76,343)       (474,981)
                                                        ------------    ------------    ------------    ------------

Loss from continuing operations                             (197,907)     (1,683,342)        (69,546)       (510,587)

Discontinued operations:
     Gain on disposal - ISP                                     --           475,454            --              --
                                                        ------------    ------------    ------------    ------------

Net loss                                                ($   197,907)   ($ 1,207,888)   ($    69,546)   ($   510,587)
                                                        ============    ============    ============    ============

Net loss per basic and diluted share of common stock:
   Continuing operations                                ($       .01)   ($       .05)   ($      --  )   ($       .02)
   Discontinued operations                                      --               .01            --              --
                                                        ------------    ------------    ------------    ------------

          Net loss                                      ($       .01)   ($       .04)   ($      --  )   ($       .02)
                                                        ============    ============    ============    ============



Weighted average number of basic and diluted
   common shares outstanding                              32,874,548      31,855,104      32,874,548      31,999,548
                                                        ============    ============    ============    ============



See accompanying notes.



                                            PROTOSOURCE CORPORATION
                                            -----------------------

                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                 FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2005
                                                 (unaudited)



                                    Preferred Stock                                              Common Stock
                                     To be issued                  Common Stock                  to be Issued
                             ----------------------------   ---------------------------   ---------------------------
                                Shares          Amount         Shares         Amount         Shares         Amount
                             ------------    ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2004        193,836    $    416,179      8,114,829   $ 25,835,960      5,376,188   $    969,345


Net loss
                             ------------    ------------   ------------   ------------   ------------   ------------


Balance, June 30, 2005            193,836    $    416,179      8,114,829   $ 25,835,960      5,376,188   $    969,345
                             ============    ============   ============   ============   ============   ============


Table continues below.

                              Additional
                               Paid-In      Accumulated
                               Capital        Deficit          Total
                             ------------   ------------    ------------

Balance, December 31, 2004   $  2,864,107   ($32,333,680)   ($ 2,248,089)


Net loss                                        (197,907)       (197,907)
                             ------------   ------------    ------------


Balance, June 30, 2005       $  2,864,107   ($32,531,587)   ($ 2,445,996)
                             ============   ============    ============



See accompanying notes.



                                    PROTOSOURCE CORPORATION
                                    -----------------------

                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (unaudited)


                                                                         SIX-MONTH PERIOD
                                                                              ENDED
                                                                             JUNE 30,
                                                                        2005           2004
                                                                    -----------    -----------

                          INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                         ($  197,907)   ($1,207,888)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Gain on disposal - ISP                                                --         (475,454)
     Depreciation and amortization                                       36,814         55,579
     Amortization of debt issuance costs                                 47,067        520,999
     Amortization of beneficial conversion
       feature of notes payable                                            --          400,000
     Investment banking fees to be paid by
       issuance of common stock                                            --          406,844
   Changes in operating assets and liabilities:
     Accounts receivable                                                (70,854)       (56,338)
     Prepaid expenses and other assets                                    5,590         (3,789)
     Accounts payable                                                   (35,181)       (95,308)
     Accrued expenses                                                   289,742        126,170
                                                                    -----------    -----------

              Net cash provided by (used in) operating activities        75,271       (329,185)
                                                                    -----------    -----------

Cash flows from investing activities:
   Cash obtained from acquisition of P2i Newspaper                         --           56,775
   Purchase of property and equipment                                      (210)        (3,616)
   Deposits                                                               7,500           --
   Decrease in notes receivable - other                                  27,458         18,416
   Increase in advances to officers                                     (35,522)       (18,242)
                                                                    -----------    -----------

              Net cash provided by (used in) investing activities          (774)        53,333
                                                                    -----------    -----------

Cash flows from financing activities:
   Proceeds from borrowings                                                --          400,000
   Payments on obligations under capital leases                         (26,866)       (19,506)
   Net change in amount due related company                             (15,634)       (22,236)
   Debt issuance costs incurred                                            --          (52,000)
                                                                    -----------    -----------

              Net cash provided by (used in) financing activities       (42,500)       306,258
                                                                    -----------    -----------

Net increase in cash                                                     31,997         30,406

Cash at beginning of period                                              39,726         47,458
                                                                    -----------    -----------

Cash at end of period                                               $    71,723    $    77,864
                                                                    ===========    ===========


                             CONTINUED ON NEXT PAGE

See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (unaudited)


                                                                       SIX-MONTH PERIOD
                                                                            ENDED
                                                                           JUNE 30,
                                                                      2005         2004
                                                                  -----------   -----------


               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                       $     7,578   $    10,957
                                                                  -----------   -----------
   Income taxes                                                   $      --     $      --
                                                                  -----------   -----------





SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with financing             $      --     $   400,000
Issuance of preferred stock in connection with acquisition               --         416,179
Sale of ISP Division in exchange for note receivable and credit
for future services                                                      --         475,454










See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2005
                                   (unaudited)


1.   Nature of Operations and Summary of Significant Accounting Policies
     -------------------------------------------------------------------

     Nature of operations - ProtoSource Corporation, formerly SHR Corporation doing business as Software Solutions Company (the "Company'), was incorporated on July 1, 1988, under the laws of the state of California. Until May 1, 2002, the Company was an Internet service provider (ISP). The Company provided dial-up Internet access, web hosting services and web development services. The Company entered into an agreement on May 1, 2002 to sell substantially all of the assets pertaining to the ISP to Brand X Networks, Inc. (see Note 3). Effective January 1, 2004, the Company acquired P2i Newspaper, Inc. (see Note 4). P2i Newspaper, Inc. is principally engaged in the conversion of text and graphics from print to interactive Web content. Its clients include newspaper groups located in the United States and the United Kingdom. P2i Newspaper is headquartered in Bethlehem, Pennsylvania and has a data conversion center located in Kuala Lumpur, Malaysia.

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 previously filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable. Additionally, the Company has experienced extreme cash liquidity shortfalls from operations.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2005
                                   (unaudited)


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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2005
                                   (unaudited)


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

     During each of the six-month periods ended June 30, 2005 and 2004, there would have been no compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123.

     Net (loss) per basic and diluted share of common stock - Basic loss per share is calculated using the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method.

     The basic and diluted loss per share are the same since the Company had a net loss for all periods presented and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 2,225,000 and 2,247,500 shares of common stock at June 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2005
                                   (unaudited)


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

     As part of this transaction, the Company also acquired an additional interest in P2i's new media business which will bring its total ownership in P2i to 19.8%

                             PROTOSOURCE CORPORATION
                             -----------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2005
                                   (unaudited)


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


Results of Operations
---------------------

Six Months ended June 30, 2005 vs. Six Months ended June 30, 2004

Net revenues - For the six months ended June 30, 2005 and 2004, net revenues were $928,582 and $758,377 respectively. All revenues of the Company are attributed to the operations of P2i Newspaper acquired January 1, 2004. The $170,205 increase in revenues over the previous year is largely attributable to a sales effort that has focused on media companies within the newspaper vertical that have a demand for the conversion of large volumes.

Operating costs and expenses - For the six months ended June 30, 2005, operating costs and expenses totaled $935,973 versus $985,503 in 2004. These expenses decreased by $49,530, principally because of increased productivity, a reduction in office facilities, and the elimination of unneeded staffing and related overhead costs.

Interest expense - Interest expense totaled $203,530 for the six-month period ended June 30, 2005 versus $1,058,533 in the same period in 2004. In the current period, the interest expense is principally the result of the convertible notes obtained during 2004, 2003, and 2002 to fund the operations of the Company and P2i Newspaper, pending and post merger. In the preceding year, a significant component of interest expense included amortization of debt issuance costs incurred during 2004 and 2003. As there have been no new debt issues since April 2004, the current period reflects a vast reduction of the effect of amortization of residual historical debt issue costs.

Other charges - Other charges included investment banking fees relating to the acquisition of P2i Newspaper of $406,844 in 2004.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)


Liquidity and Capital Resources
-------------------------------

For the six months ended June 30, 2005, the Company generated a positive cash flow of $31,997, most of which was the result of positive cash flows from operating activities. Despite a net loss of $197,907 for the six months ended June 30, 2005, the Company generated cash flow from operating activities of $75,271. This was principally the result of expenses that were accrued but unpaid during the six months ended June 20, 2005. These expenses included approximately $149,000 for interest expense, approximately $73,000 for accrued payroll liabilities, and approximately $15,000 for accrued consulting fees. Offsetting cash flows from operating activities was cash flows used in financing activities. This included approximately $27,000 for capital lease payments and approximately $16,000 loaned to a related company. As of June 30, 2005, we had $71,723 in cash and $3,620,628 of total liabilities, resulting in a negative working capital position of $3,019,805.

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

On July 17, 2001, P2i acquired all the assets of Twenty Twenty Design & Marketing, Inc. of New York City. As a result of this acquisition, our holdings in P2i were diluted to approximately 2.6% of the resulting entity. Additionally, the post-merger valuation of P2i was set at approximately $8.7 million. Based on

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)


Liquidity and Capital Resources - Continued
-------------------------------------------

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

The Company did not receive any external funding during the third and fourth quarters of 2004, nor had it received any external funding during the six months ended June 30, 2005.

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

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $5,900,000 as of June 30, 2005 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

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

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Report, our principal executive officer and chief financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

                                OTHER INFORMATION
                                   (unaudited)


                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

From time to time the Company is subject to litigation incidental to its business. The Company is not currently a party to any material legal proceedings.

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

(a) Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1 - Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of CEO and CFO pursuant to 18 U.S.C.  Section 1350


(b) Reports on Form 8-K.

During the quarterly period ended June 30, 2005, the Company filed no reports on Form 8-K.

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


Date: August 12, 2005