Form 10QSB
period 2005-09-30
PROTOSOURCE CORP
filed 2005-11-09
CIK 932772

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

For the Quarterly Period ended September 30, 2005

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes [ ] No [X]

There were 8,114,829 shares of the registrant's common stock, no par value outstanding as of September 30, 2005.

                             PROTOSOURCE CORPORATION
                             -----------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               SEPTEMBER 30, 2005

--------------------------------------------------------------------------------




                                      INDEX
                                      -----


Part I - Financial Information (unaudited):


     Item 1.  Condensed consolidated balance sheet -
              September 30, 2005                                         3

              Condensed consolidated statement of operations
              for the nine-month and three-month periods ended
              September 30, 2005 and 2004                                4

              Condensed consolidated statement of stockholders'
              deficiency for the nine-month period ended
              September 30, 2005                                         5

              Condensed consolidated statement of cash flows for the
              nine-month periods ended September 30, 2005 and 2004       6 & 7

              Notes to condensed consolidated financial statements -
              for the nine-month period ended September 30, 2005         8 to 12

     Item 2.  Management's discussion and analysis of
              financial condition and results of operations             13 to 18


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

                             PROTOSOURCE CORPORATION
                             -----------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
   Cash                                                            $     50,121
   Accounts receivable - trade, net of allowance of $7,782              196,156
   Net advances to officers                                              42,481
   Amounts due from related party - P2i, Inc.                            73,241
   Note receivable, current portion                                      66,515
   Prepaid expenses and other                                           158,742
                                                                   ------------

           Total current assets                                         587,256
                                                                   ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of $470,059                 56,922
                                                                   ------------

Other assets:
   Note receivable, non-current portion - Brand X Networks, Inc.        110,095
   Goodwill - Acquisition of P2i Newspaper                              375,067
   Deposits                                                               4,251
                                                                   ------------

           Total other assets                                           489,413
                                                                   ------------

           Total assets                                            $  1,133,591
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                   $  2,425,000
   Current portion of obligations under capital leases                   11,226
   Accounts payable                                                     124,284
   Accrued expenses                                                   1,059,986
                                                                   ------------

           Total current liabilities                                  3,620,496
                                                                   ------------


Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, none issued and outstanding                               --
   Preferred stock to be issued, no par value, 193,836 shares           416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 8,114,829 shares issued and outstanding             25,835,960
   Common stock to be issued, no par value; 5,376,188 shares            969,345
   Additional paid-in capital                                         2,864,107
   Accumulated deficit                                              (32,572,496)
                                                                   ------------

           Net stockholders' deficiency                              (2,486,905)
                                                                   ------------

           Total liabilities and net stockholders' deficiency      $  1,133,591
                                                                   ============


See accompanying notes.


                                                 PROTOSOURCE CORPORATION
                                                 -----------------------

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (unaudited)
----------------------------------------------------------------------------------------------------------------------------


                                                                         NINE-MONTH                     THREE-MONTH
                                                                        PERIOD ENDED                    PERIOD ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                    2005            2004            2005            2004
                                                                ------------    ------------    ------------    ------------
Net revenues                                                    $  1,404,059    $  1,195,746    $    475,477    $    437,369
                                                                ------------    ------------    ------------    ------------

Operating costs and expenses:
  Cost of revenues                                                   762,531         674,978         242,644         237,714
  Sales and marketing                                                  3,747          46,690             198           6,751
  General and administrative                                         561,982         646,887         186,259         194,166
  Depreciation and amortization                                       55,388          83,377          18,574          27,798
                                                                ------------    ------------    ------------    ------------

           Total operating costs and expenses                      1,383,648       1,451,932         447,675         466,429
                                                                ------------    ------------    ------------    ------------

Operating income (loss)                                               20,411        (256,186)         27,802         (29,060)
                                                                ------------    ------------    ------------    ------------

Other income (charges):
  Interest income                                                      5,182           4,352           1,608           2,080
  Other income                                                        18,148          13,495           8,707           4,465
  Interest expense                                                  (282,557)       (945,769)        (79,027)        112,764
  Investment banking fees                                               --          (406,844)           --              --
  Other expense                                                         --            (2,628)           --              (488)
                                                                ------------    ------------    ------------    ------------

           Net other income (charges)                               (259,227)     (1,337,394)        (68,712)        118,821
                                                                ============    ============    ============    ============

Income (loss) from continuing operations                            (238,816)     (1,593,580)        (40,910)         89,761

Discontinued operations:
     Gain on disposal - ISP                                             --           475,454            --              --
                                                                ------------    ------------    ------------    ------------

Net income (loss)                                               ($   238,816)   ($ 1,118,126)   ($    40,909)   $     89,761
                                                                ============    ============    ============    ============

Net income (loss) per basic and diluted share of common stock:
  Continuing operations                                         ($       .01)   ($       .05)   ($      --  )   $       --
  Discontinued operations                                               --               .01            --              --
                                                                ------------    ------------    ------------    ------------

           Net income (loss)                                    ($       .01)   ($       .04)   ($      --  )   $       --
                                                                ============    ============    ============    ============



Weighted average number of basic and diluted
  common shares outstanding                                       32,874,548      31,940,173      32,874,548      32,049,548
                                                                ============    ============    ============    ============


See accompanying notes.



                                                PROTOSOURCE CORPORATION
                                                -----------------------

                              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                    FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005
                                                       (unaudited)
-----------------------------------------------------------------------------------------------------------------------


                                    Preferred Stock                                                Common Stock
                                      To be issued                    Common Stock                 to be Issued
                                      ------------                    ------------                 ------------
                                 Shares          Amount          Shares         Amount         Shares         Amount
                              ------------    ------------    ------------   ------------   ------------   ------------


Balance, December 31, 2004         193,836    $    416,179       8,114,829   $ 25,835,960      5,376,188   $    969,345


Net loss
                              ------------    ------------    ------------   ------------   ------------   ------------


Balance, September 30, 2005        193,836    $    416,179       8,114,829   $ 25,835,960      5,376,188   $    969,345
                              ============    ============    ============   ============   ============   ============


Table continues below.

                               Additional
                                Paid-In
                                Capital        Deficit          Total
                              ------------   ------------    ------------


Balance, December 31, 2004    $  2,864,107   ($32,333,680)   ($ 2,248,089)


Net loss                                         (238,816)       (238,816)
                              ------------   ------------    ------------


Balance, September 30, 2005   $  2,864,107   ($32,572,496)   ($ 2,486,905)
                              ============   ============    ============



See accompanying notes.



                                     PROTOSOURCE CORPORATION
                                     -----------------------

                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (unaudited)
------------------------------------------------------------------------------------------------


                                                                         NINE-MONTH PERIOD
                                                                               ENDED
                                                                           SEPTEMBER 30,
                                                                       2005              2004
                                                                    -----------      -----------

                                  INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                         ($  238,816)     ($1,118,126)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Gain on disposal - ISP                                                --           (475,454)
     Depreciation and amortization                                       55,388           83,377
     Amortization of debt issuance costs                                 47,067          332,294
     Amortization of beneficial conversion
       feature of notes payable                                            --            400,000
     Investment banking fees to be paid by
       issuance of common stock                                            --            406,844
   Changes in operating assets and liabilities:
     Accounts receivable                                                (15,447)         (52,845)
     Prepaid expenses and other assets                                   12,750            7,425
     Accounts payable                                                   (34,013)         (73,826)
     Accrued expenses                                                   292,356          114,073
                                                                    -----------      -----------

              Net cash provided by (used in) operating activities       119,285         (376,238)
                                                                    -----------      -----------

Cash flows from investing activities:
   Cash obtained from acquisition of P2i Newspaper                         --             56,775
   Purchase of property and equipment                                    (2,302)
   Deposits                                                               4,013             --
   Decrease in notes receivable - other                                  41,365           31,851
   Employee receivable                                                     --             (2,265)
   Increase in advances to officers                                     (58,851)            --
                                                                    -----------      -----------

              Net cash provided by (used in) investing activities       (15,775)          82,375
                                                                    -----------      -----------

Cash flows from financing activities:
   Proceeds from borrowings                                                --            400,000
   Payments on obligations under capital leases                         (30,780)         (30,029)
   Net change in amount due related company                             (62,335)         (23,157)
   Debt issuance costs incurred                                            --            (52,000)
                                                                    -----------      -----------

              Net cash provided by (used in) financing activities       (93,115)         294,814
                                                                    -----------      -----------

Net increase in cash                                                     10,395              951

Cash at beginning of period                                              39,726           47,458
                                                                    -----------      -----------

Cash at end of period                                               $    50,121      $    48,409
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



                             PROTOSOURCE CORPORATION
                             -----------------------

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------




                                                            NINE-MONTH PERIOD
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                          2005             2004
                                                         -------         -------


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                              $ 9,336         $16,953
                                                         -------         -------
   Income taxes                                          $  --           $  --
                                                         -------         -------





SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with financing             $   --     $400,000
Issuance of preferred stock in connection with acquisition            --      416,179
Sale of ISP Division in exchange for note receivable and credit
for future services                                                   --      475,454














See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005
                                   (unaudited)
--------------------------------------------------------------------------------

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

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 previously filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable. Additionally, the Company has experienced extreme cash liquidity shortfalls from operations.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005
                                   (unaudited)
--------------------------------------------------------------------------------

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005
                                   (unaudited)
--------------------------------------------------------------------------------

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

     During each of the nine-month periods ended September 30, 2005 and 2004, there would have been no compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123.

     Net income (loss) per basic and diluted share of common stock - Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method.

     Options and warrants to purchase 2,225,000 and 2,247,500 shares of common stock at September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share, since their inclusion would be anti-dilutive or would have no effect on net income (loss) per share.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005
                                   (unaudited)
--------------------------------------------------------------------------------

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

     As part of this transaction, the Company also acquired an additional interest in P2i's new media business which brings its total ownership in P2i to 19.8%

                             PROTOSOURCE CORPORATION
                             -----------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                FOR THE SIX-MONTH PERIOD ENDED SEPTEMBER 30, 2005
                                   (unaudited)
--------------------------------------------------------------------------------

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


Results of Operations
---------------------

Nine Months ended September 30, 2005 vs. Nine Months ended September 30, 2004

Net revenues - For the nine months ended September 30, 2005 and 2004, net revenues were $1,404,059 and $1,195,746 respectively. All revenues of the Company are attributed to the operations of P2i Newspaper acquired January 1, 2004. The $208,313 increase in revenues over the previous year is largely attributable to a sales effort that has focused on media companies within the newspaper vertical that have a demand for the conversion of large volumes.

Operating costs and expenses - For the nine months ended September 30, 2005, operating costs and expenses totaled $1,383,648 versus $1,451,932 in 2004. Despite the increase in revenues, these expenses decreased by $68,284, principally because of increased productivity, a reduction in office facilities, and the elimination of unneeded staffing and related overhead costs.

Interest expense - Interest expense totaled $282,557 for the nine-month period ended September 30, 2005 versus $945,769 in the same period in 2004. In the current period, the interest expense is principally the result of the convertible notes obtained during 2004, 2003, and 2002 to fund the operations of the Company and P2i Newspaper, pending and post merger. In the preceding year, a significant component of interest expense included amortization of debt issuance costs incurred during 2004 and 2003. As there have been no new debt issues since April 2004, the current period reflects a vast reduction of the effect of amortization of residual historical debt issue costs.

Other charges - Other charges included investment-banking fees relating to the acquisition of P2i Newspaper of $406,844 in 2004.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Three Months ended September 30, 2005 vs. Three Months ended September 30, 2004

Net revenues - For the three-month periods ended September 30, 2005 and 2004, net revenues were $475,477 and $437,369 respectively. All revenues of the Company are attributed to the operations of P2i Newspaper acquired January 1, 2004. The $38,108 increase in revenues over the previous year is largely attributable to a sales effort that has focused on media companies within the newspaper vertical that have a demand for the conversion of large volumes.

Operating costs and expenses - For the three months ended September 30, 2005, operating costs and expenses totaled $447,675 versus $466,429 in 2004. Despite the increase in revenues, these expenses decreased by $18,754, principally because of increased productivity, a reduction in office facilities, and the elimination of unneeded staffing and related overhead costs.

Interest expense - Interest expense totaled $79,027 for the three-month period ended September 30, 2005 versus a net credit of $112,764 in the same period in 2004. This net credit was the result of a $414,163 adjustment to previously over-estimated debt issuance costs. In this context, third quarter 2004 interest expense, stated correctly without the effects of over-estimated debt issuance costs, is $189,167, of which $113,226 is the debt issue amortization component.

The current period interest expense is principally the result of the convertible notes obtained during 2004, 2003, and 2002 to fund the operations of the Company and P2i Newspaper, pending and post merger. As just disclosed, the preceding year's third quarter interest expense contained a significant component of interest expense arising from amortization of debt issuance costs incurred during 2004 and 2003. As there have been no new debt issues since April 2004, the current period reflects a vast reduction of the effect of amortization of residual historical debt issue costs.

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

For the nine months ended September 30, 2005, the Company generated a positive cash flow of $10,395, most of which was the result of positive cash flows from operating activities. Despite a net loss of $238,816 for the nine months ended September 30, 2005, the Company generated cash flows from operating activities of $119,285. This was principally the result of expenses that were accrued but unpaid during the nine months ended September 30, 2005. These expenses included approximately $226,000 for interest expense, approximately $24,000 for accrued payroll liabilities, and approximately $13,000 for accrued consulting fees. Offsetting cash flows from operating activities was cash flows used in financing activities. This included approximately $31,000 for capital lease payments and approximately $62,000 loaned to a related company. As of September 30, 2005, we had $50,121 in cash, $537,135 in accounts receivable and other current assets and $3,620,496 of total current liabilities. This resulted in a negative working capital position of $3,033,240.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Liquidity and Capital Resource - Continued
------------------------------------------

The number of shares of preferred stock to be issued to P2i was subsequently revised to 193,836 shares which results in an ownership of approximately 37% by the stockholders of P2i, on a fully diluted basis assuming conversion of certain bridge loans into common stock, the balance being held by the current stockholders of ProtoSource. After the acquisition of P2i Newspaper, the Board of Directors of ProtoSource consists of seven members. One member has been appointed by the investment banker, AAWC. (This appointment must be approved by P2i but can't be unreasonably withheld.) Messrs. Wardle and Butera will be on the Board and they shall appoint the two independent members plus one other as long as they hold 25% or more of P2i New Media, Inc. (see below), collectively, and P2i New Media, Inc. owns 25% or more of ProtoSource. In the event that P2i's ownership drops below 25% but is not less than 10%, P2i shall appoint one board member. In the event that P2i's ownership drops below 10%, P2i shall not have the right to appoint any board member. ProtoSource and P2i both used the same investment banker to represent them in the transaction and each will pay the investment banker a fee based on the value of the transaction using a pre-set formula. The investment banking fees to be paid are $406,844 by ProtoSource and $413,422 by P2i. The amounts paid to the investment banker will be paid through the issuance of common stock, which is restricted for a three-year period, based on an agreed-upon value of $.50 per share at the time of signing the term sheet, or 813,688 shares for ProtoSource and 826,844 shares for P2i. The shares to be issued for P2i's investment banking fees will be subtracted from the shares to be issued to the P2i stockholders for the acquisition. P2i's remaining catalog and new media business will stay with P2i. However, ProtoSource increased its ownership in P2i from 2.18% (506,225 shares) to 19.8%. The consideration paid was the forgiveness of P2i debt to ProtoSource.

During 2002, the Company entered into an agreement with AAWC to act as a placement agent for the sale of convertible notes aggregating $1,300,000. The notes were secured by stock in P2i Newspaper, Inc. and accrue interest at 10% per annum. The Company pays the cost and obligations of the first $200,000 incurred with this financing and P2i Newspaper, Inc. has agreed to pay all remaining costs and obligations. Through December 31, 2003, $1,225,000 in funding had been completed. AAWC was paid a 10% commission and a 3% non-accountable expense. Substantially all of the proceeds from these notes have been loaned to P2i Newspaper, Inc. The loans are in the form of demand notes which accrue interest at 8% per annum.

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

The Company did not receive any external funding during the third and fourth quarters of 2004, nor had it received any external funding during the nine months ended September 30, 2005.

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

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $5,900,000 as of September 30, 2005 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

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

The Company considers certain trade accounts receivable to be of doubtful collection; accordingly, a $7,782 allowance for doubtful accounts was recorded in 2004. The Company considers its note receivable to be fully collectible; accordingly, no allowance for doubtful collection of this note had been established. If any amounts become uncollectible, they will be charged to operations when that determination is made.

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


Date: November 9, 2005