Form 10KSB
period 2005-12-31
PROTOSOURCE CORP
filed 2006-03-30
CIK 932772

U.S. SECURITIES and EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   FORM 10-KSB

  {X} Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2005

     { } Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        For the transition period from to
                         --------------- ---------------

                          Commission File No. 000-25594

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

                    Issuer's telephone number: (610) 814-0550

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                    Redeemable Common Stock Purchase Warrants
                               Class A and Class B

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]


Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes [ ] No [ X ]

The Registrant's revenues for its most recent fiscal year were $1,938,924.

A of December 31, 2005, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $306,135 based upon a closing bid price of $0.04 per share of Common Stock on the OTC Bulletin Board.

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes [   ]  No  [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2005, 8,114,829 shares of the Registrant's no par value Common Stock were outstanding.

DOCUMENTS ARE INCORPORATED BY REFERENCE:
None.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                             PROTOSOURCE CORPORATION

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                      INDEX
                                      -----
                                                                        Page
                                                                        ----
PART  I

Item  1. Description of Business.                                             4

      2. Description of Properties.                                           8

      3. Legal Proceedings.                                                   8

      4. Submission of Matters to a Vote of Security Holders.                 8

PART  II

Item  5. Market for Common Equity and Related Stockholder Matters
          and Small Business Issuer Purchases of Equity Securities.           9

      6. Management's Discussion and Analysis or Plan of Operation.          10

      7. Financial Statements.                                       F-1 to F21

      8. Changes in and Disagreements with Accountants on
           Accounting and Fianancial Disclosure.                             15

      8A. Controls and Procedures.                                           15

      8B. Other Information.                                                 15

PART  III

Item  9. Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act.        16

     10. Executive Compensation.                                             17

     11. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.                       20

     12. Certain Relationships and Related Transactions.                     21

     13. Exhibits.                                                           22

     14. Principal Accountant Fees and Services.                             23


Signatures, Certifications, and Code of Ethics and Business Conduct:

         Signatures.

         Certifications.

         Exhibit 99.2 - Code of Ethics and Business Conduct for Officers, Directors and Employees of ProtoSource Corporation.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the periodic reports filed by ProtoSource Corporation, a California corporation (the "Company"), with the Securities and Exchange Commission (the "Commission"). The forward-looking statements included in the Report speak only as of the date hereof.

The Company's reports as filed with the Commission under the Securities Exchange Act of 1934 are currently under review by the Commission. The Company has made certain responses to the Commission, but there can be no assurances that additional changes will not be required to be included in the Company's previously filed reports or in this Form 10-KSB. Any such changes will be reflected in amended filings made after the date hereof.


Introduction
------------

The merger with P2i, Inc. at the start of 2004 is indicative of ProtoSource's long-term business strategy: to focus on the delivery of technologically sophisticated, database-driven, business-to-business services and solutions.

ProtoSource's subsidiary, P2i Newspaper LLC (P2i Newspaper) specializes in the large volume conversion of print and other content into a variety of databased, digital formats, which can then be distributed or hosted according to customer needs. Our proprietary system allows for the normalization of diverse forms of data including text and graphics, which can be integrated by a seamless, dynamic, and highly customizable front-end interface. This allows our customers to re-purpose their data for new revenue generation and to enhance productivity by enabling them to more effectively use, manage and share information, and to provide an enhanced interactivity with and greater satisfaction to their customers.

Executing this strategy starts with the state-of-the-art facility owned and operated by ProtoSource subsidiary P2i Newspaper, located south of Kuala Lumpur, Malaysia. This facility employs almost 100 staff utilizing proprietary applications and processes.

The primary business of P2i Newspaper is the mining, management and databasing of print content for the publishing industry, and its distribution via the Internet. Every day of the week, 52 weeks a year, we receive electronic files from clients. These are processed overnight for delivery the following morning. Data is delivered not only to P2i's web servers for seamless integration into our clients' existing, hosted web sites, but also distributed back to clients and their business partners in a wide range of formats to fit their evolving needs.

Using the P2i Newspaper acquisition as its cornerstone, ProtoSource first seeks to become a leader in the transfer of print content into database-driven electronic content. Newspapers, retailers and government offices in the US and UK are turning to P2i Newspaper for a variety of solutions. The online presentation and web enablement of ProtoSource's client's content is the key to efficient, effective web presence, and the ensuing revenues and profits such a presence will yield. ProtoSource takes the same electronic files that generate print output, and uses them to publish the identical content online, adding myriad user-friendly features that are unique to web-based presentations. This cost-effective solution perfectly transfers the client's known brand identity to the Internet, and integrates into the delivery all the inherent E-commerce, interactive and database features needed to maximize its impact and benefits.

ProtoSource's primary target client base comprises businesses that create large volumes of print content as part of their core operations, already recognize the value of web-based distribution and either need the tools and support to implement a web strategy, or already have one that is too expensive and/or ineffective. The secondary target client base comprises companies that need significant numbers of technically-oriented staff to process data, provide tech support, convert graphics, etc.

History
-------

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

In February 2006, still within terms of the purchase agreement, Brand X notified ProtoSource that it would be unable to make its next payment on its note payable obligation and could not then specify when the next payment(s) would be forthcoming. Subsequently, ProtoSource discovered that Brand X had become insolvent and is unable to meet its obligations to ProtoSource and, as a consequence, is unable to cure its now default status on its note payable obligation and, therefore, of the purchase agreement itself. ProtoSource has assessed the collectibility of the remaining note receivable balance of $162,582 and its unused services credit balance of $151,308 and has determined that collection or realization of any portion of these amounts is highly doubtful and that their values should be written down to $0. As a consequence of these subsequent events, the Company has recorded a provision for Brand X's uncollectible note and services credit in the amount of $313,890 in 2005. The Company is evaluating its options in respect to this event, such that it might obtain a viable remedy with potential to recover some or all of its investment.

A key part of the Company's strategy was the acquisition of P2i Newspaper. On February 13, 2003, the Company announced an agreement and plan of merger to acquire all of the outstanding capital stock of P2i Newspaper, Inc., a Delaware corporation headquartered in Bethlehem, Pennsylvania ("P2i Newspaper") and a wholly owned subsidiary of P2i, Inc., a Pennsylvania corporation ("P2i"), in exchange for the issuance of up to 19,383,531 shares of ProtoSource common stock (the "Agreement").

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

P2i Newspaper became a wholly owned subsidiary of the Company on January 1, 2004. P2i Newspaper is a leader in the conversion of print content into Web content, and its clients include newspapers from the Tribune, McClatchy Copley and Gannett newspaper groups in the US, Northcliffe and Tindle newspaper groups in the UK, as well as many others. In addition to its headquarters in Pennsylvania, P2i Newspaper has a data conversion center located in the Multimedia Super Corridor in Kuala Lumpur, Malaysia.

Business of ProtoSource
-----------------------

Executing our business strategy starts with the state-of-the-art facility operated by ProtoSource subsidiary P2i Online Sdn Bhd, located south of Kuala Lumpur, Malaysia. This business unit employs almost 100 staff utilizing proprietary applications and processes. Major clients include newspapers from the Tribune, McClatchy and Gannett publishing organizations, as well as retailers and government offices in North America and the UK.

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

Through 2006, the Company will continue to focus on increasing market share in the newspaper vertical and targeting government, retail and manufacturing verticals. The Company believes it can grow its business over the next five years from these vertical markets.


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

Companies such as Daily Shopper and Saleshound (now combined as one entity, ShopLocal) are also moving into this space having been acquired by Tribune, Gannett and Knight-Ridder in 2004. Their original strategy was to aggregate sales content from newspaper inserts and stores, publish it online within a destination site and attract visitors. These original business models are now gaining traction and newspapers today are looking at ways to commingle online newspaper ads and inserts.

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

As of December 31, 2005, P2i Newspaper had a combination of 111 full-time and part time employees. Of such employees, 3 were engaged in marketing and sales, 8 were devoted to research, development and technical support, 94 to production services and 6 were responsible for management, finance and administration. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


ITEM 2. DESCRIPTION OF PROPERTIES.

The Company occupies 1,500 square feet of office space at One Bethlehem Plaza, Bethlehem, PA 18018, and 3,000 square feet of office space in an office park south of Kuala Lumpur, Malaysia.


ITEM 3. LEGAL PROCEEDINGS.

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
        MALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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


For the quarter ended:  Common Stock       Class A Warrants     Class B Warrants
----------------------  ------------       ----------------     ----------------
                        High      Low        High      Low         High    Low
                        ----      ---        ----      ---         ----    ---

March 31, 2004        $0.08    $0.08       N/A      N/A          N/A     N/A
June 30, 2004         $0.08    $0.08       N/A      N/A          N/A     N/A
September 30, 2004    $0.04    $0.04       N/A      N/A          N/A     N/A
December 31, 2004     $0.04    $0.04       N/A      N/A          N/A     N/A

March 31, 2005        $0.04    $0.04       N/A      N/A          N/A     N/A
June 30, 2005         $0.05    $0.05       N/A      N/A          N/A     N/A
September 30, 2005    $0.05    $0.05       N/A      N/A          N/A     N/A
December 31, 2005     $0.04    $0.04       N/A      N/A          N/A     N/A

As of March 15, 2006, there were approximately 1,500 record and beneficial owners.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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


RESULTS OF OPERATIONS
---------------------

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

Net Revenues - For the year ended December 31, 2005, net revenues were $1,938,924 versus $1,639,594 for the year ended December 31, 2004. All revenues of the Company were attributed to the operations of P2i Newspaper acquired by the Company on January 1, 2004. The $299,330 increase in revenues over the previous year is largely attributable to a sales effort that has focused on media companies within the newspaper vertical that have a demand for the conversion of large volumes.


Operating Costs And Expenses - For the year ended December 31, 2005, operating costs and expenses totaled $1,845,841 versus $1,845,479 in 2004. Despite a significant increase in sales over the previous year, the Company's aggregate cost of revenues, selling, general and administrative expenses were virtually unchanged, principally due to increased productivity, a reduction in office facilities, and the elimination of unneeded staffing and related overhead costs. Administrative costs principally consist of the Company's management office and personnel, professional fees associated with restructuring and maintenance of the Company, and officers' and directors' liability insurance costs. In addition, the Company had impairment charges of $24,000 in 2004 in connection with the Company's investment in P2i, Inc.


Interest Expense - Interest expense totaled $368,230 for the year ended December 31, 2005 versus interest expense of $1,106,490 in 2004. In the current period, the interest expense is principally the result of the convertible notes obtained during 2004, 2003, and 2002 to fund operations of the Company and P2i Newspaper, pending and post merger. In the preceding year, a significant component of interest expense included amortization of debt issuance costs incurred during 2004 and 2003. As there have been no new debt issues since April 2004, the current year reflects a vast reduction of the effect of amortization of residual historical debt issue costs.


Other Income (Charges) - In 2005, Other Income included a write-off of approximately $64,000 of open accounts payable, originally recorded prior to 2003 that were found to be invalid. In 2005, Other (Charges) included a $313,890 write-down of the balances of both the notes receivable and services credit relating to the January 1, 2004 sale of the ISP business to Brand X. (See "Discontinued Operations" for further explanation of this.) In 2004, $406,844 of investment banking fees relating to the acquisition of P2i Newspaper was recorded.


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

In February 2006, still within terms of the purchase agreement, Brand X notified ProtoSource that it would be unable to make its next payment on its note payable obligation and could not then specify when the next payment(s) would be forthcoming. Subsequently, ProtoSource discovered that Brand X had become insolvent and is unable to meet its obligations to ProtoSource and, as a consequence, is unable to cure its now default status on its note payable obligation and, therefore, of the purchase agreement itself. ProtoSource has assessed the collectibility of the remaining note receivable balance of $162,582 and its unused services credit balance of $151,308 and has determined that collection or realization of any portion of these amounts is highly doubtful and that their values should be written down to $0. As a consequence of these subsequent events, the Company has recorded a provision for Brand X's uncollectible note and services credit in the amount of $313,890 in 2005. The Company is evaluating its options in respect to this event, such that it might obtain a viable remedy with potential to recover some or all of its investment.


Liquidity and Capital Resources
-------------------------------

We assess liquidity by our ability to generate cash to fund our operations. Significant factors that affect the management of our liquidity include: current balances of cash, expected cash flows provided by operations, current levels of our accounts receivable and accounts payable balances, access to financing sources and our expected investment in equipment.

We generated cash in excess of our working capital requirements for the year ended December 31, 2005. Our cash flows provided by operations were approximately $97,000, even though our net loss for the year ended December 31, 2005 was approximately $496,000. This was due to non-cash charges included in the net loss of approximately $382,000, which consisted primarily of the provision for the uncollectible note and services credit from Brand X of $314,000, depreciation and amortization of $132,000, offset by an adjustment to non-cash income resulting from a decrease in accounts payable by approximately $64,000. Cash flow from operations was also positively impacted by changes, year over year, in working capital components of approximately $210,000. Significant changes in working capital components included an increase in working capital of $305,000 primarily relating to interest arising from the Company's convertible debt obligations that was accrued but unpaid, offset by a decrease in available cash of $76,000 due to an increase in accounts receivable due to the Company's higher level of revenues. Accounts receivable as reported at year-end are current.

We had positive cash flows from investing activities of approximately $35,000, due to collections on the note receivable from Brand X of approximately $55,000, offset by acquisitions of equipment and advances to directors and officers.

We used approximately $130,000 of cash to advance funds to a related company of approximately $92,000 and for payments on capital lease obligations of approximately $38,000.

As of December 31, 2005, we had $40,812 in cash, $423,281 in accounts receivable and other current assets. Taken together with $3,635,136 of total current liabilities, this resulted in a negative working capital position of $3,171,043 at December 31, 2005.

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

In February 2006, still within terms of the purchase agreement, Brand X notified ProtoSource that it would be unable to make its next payment on its note payable obligation and could not then specify when the next payment(s) would be forthcoming. Subsequently, ProtoSource discovered that Brand X had become insolvent and is unable to meet its obligations to ProtoSource and, as a consequence, is unable to cure its now default status on its note payable obligation and, therefore, of the purchase agreement itself. ProtoSource has assessed the collectibility of the remaining note receivable balance of $162,582 and its unused services credit balance of $151,308 and has determined that collection or realization of any portion of these amounts is highly doubtful and that their values should be written down to $0. As a consequence of these subsequent events, the Company has recorded a provision for Brand X's uncollectible note and services credit in the amount of $313,890 in 2005. The Company is evaluating its options in respect to this event, such that it might obtain a viable remedy with potential to recover some or all of its investment.

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

The Company did not secure any external funding after April 2004 and through September 2005.

On October 15, 2005, the Company entered into a 24-month term capital lease agreement with Bankers Capital for the purchase of computer and computer related items valued at $27,767.70 with monthly lease payments of $1,596.19 each. The lease term expires September 14, 2007 and the residual maturity date is October 15, 2007 with a $1.00 purchase option. $3,487.38 was paid to Bankers Capital at the start of the lease to cover the first payment, one payment held for a security deposit, and for UCC filing and documentation fees. Company officers Peter A. Wardle and Thomas C. Butera are personal Guarantors of this agreement.


Recently Issued Accounting Standards
------------------------------------

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this Statement to have a material impact on its financial condition or results of operations.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets," which addresses the measurement of exchanges of non-monetary assets. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets, which was previously provided by APB No. 29, "Accounting for Non-monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do no expect the adoption of SFAS No. 153 to have a material impact on the Company's financial condition or results of operations.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations". FIN No. 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. The Interpretation also clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 has not had a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will still be handled according to guidance in APB Opinion 20, "Accounting Changes", as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005. We do not expect adoption of this SFAS No. 154 to have a material impact on the Company's financial condition or results of operations.


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

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $5,560,000 as of December 31, 2005 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized, rather, management tests goodwill annually for impairment in the fourth quarter.

The Company considers certain trade accounts receivable to be of doubtful collection; accordingly, the Company has a $7,782 allowance for doubtful accounts. The Company considers the balances of its note receivable of $162,582 and its unused services credit of $151,308 as uncollectible or unrealizable; accordingly, a $313,890 allowance for doubtful accounts was recorded in 2005.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements of ProtoSource Corporation for the years ended December 31, 2005 and 2004 are included in this Report following the signature page of this Report:

  Cover Page                                                                 F-1
  Report of Independent Registered Public Accounting Firm                    F-2
  Consolidated Balance Sheet as of December 31, 2005                         F-3
  Consolidated Statement of Operations for the years ended December 31,
   2005 and 2004.                                                            F-4
  Consolidated Statement of Stockholders' Equity (Deficiency) for the
   years ended December 31, 2005 and 2004                                    F-5
  Consolidated Statement of Cash Flows for the years
   ended December 31, 2005 and 2004.                                  F-6 to F-7
  Notes to Consolidated Financial Statements                         F-8 to F-21


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


ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


Executive Officers, Directors, Director Nominees And Key Employees

Our executive officers, directors and key employees and their ages and positions with us are as follows:

NAME                               POSITION
----                               --------
Peter Wardle,     51             Chief Executive Officer, President,
                                   Chief Financial Officer and Director
Thomas Butera,    39             Chief Operating Officer and Director
Joseph DiMarino,  63             Director
Mark Blanchard,   53             Director
Stewart Kalter,   35             Director

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

Section 16(A) Beneficial Ownership Reporting Compliance.

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


Code of Ethics.

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of the officers, directors and employees of the Company. The Code of Ethics is filed as an exhibit to this Report on Form 10-KSB.


ITEM 10. EXECUTIVE COMPENSATION.

The following table discloses certain compensation paid to the Company's Chief Executive Officers for the last three fiscal years.

                                                                                            Long Term
Name and                                                                                   Compensation
Principal                                         Other        Annual    All Other      Awards/Securities
Position                   Year    Salary ($)  Compensation    Bonus    Compensation   Underlying Options(#)
--------                   ----    ----------  ------------    -----    ------------   ---------------------

Peter Wardle, CEO          2005     $125,000         -                 -                 -                -
                           2004      125,000         -                 -                -                 -
                           2003          -           -                 -                -                 -

Thomas Butera, COO         2005     $112,500         -                 -                -                 -
                           2004      112,500         -                 -                -                 -

----------


Option Grants in Last Year and Stock Option Grant.

No options were granted during the year ended December 31, 2005.


Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

The following table provides information on the value of the named executive officers' unexercised options at December 31, 2005. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2005.

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

None.

2000 Employee Stock Option Plan
-------------------------------

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

As of December 31, 2005, no options are outstanding under this Plan.


1999 Executive Officer Stock Option Plan
----------------------------------------

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


2000 Executive Officer Stock Option Plan
----------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning the holdings of Common Stock by each person who, as of March 31, 2006, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record and all share amounts include stock options and Common Stock purchase warrants exercisable within 60 days from the date hereof. Such amounts also include shares of common stock issuable upon conversion of the 193,836 shares of preferred stock which are each convertible into 100 shares of common stock at any time after the authorized number of shares of common stock is increased to 100,000,000.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

In May 2002 Peter Wardle, CEO and a principal stockholder of P2i, Inc. and a director of the Company, assumed the duties and responsibilities of CEO of the Company. As of January 2004, Mr. Wardle draws a salary from the Company and his expenses are being reimbursed. Additionally, during 2004 and 2005, Mr. Wardle received $111,404 in advances to be reimbursed, in accordance with a note-holders' security agreement, to the Company by sale of ProtoSource common stock that is to be issued to P2i, Inc. in accordance with the merger agreement of Company with P2i Newspaper, Inc.

In January 2004 Thomas Butera, COO and a principal stockholder of P2i, Inc. and a director of the Company, assumed the duties and responsibilities of COO of the Company. As of January 2004, Mr. Butera draws a salary from the Company and his expenses are being reimbursed. Additionally, during 2005, Mr. Butera received $27,587 in advances to be reimbursed, in accordance with a note-holders' security agreement, to the Company by sale of ProtoSource common stock that is to be issued to P2i, Inc. in accordance with the merger agreement of Company with P2i Newspaper, Inc. Also, during 2005, for purposes of providing working capital to the Company, Mr. Butera advanced $19,000 to the Company for an indefinite period of time.

As of December 31, 2005, an amount of $103,393 is due from P2i, Inc. As CEO and principal stockholder of P2i, Inc. and a director of the Company, Peter Wardle has pledged that any such funds provided to P2i, Inc. by the Company will be reimbursed by sale of ProtoSource common stock that is to be issued to P2i, Inc. in accordance with the agreement of merger of Company with P2i Newspaper, Inc.

P2i, through its infrastructure, provides office space to the Company. For periods commencing after January 1, 2004, the Company has been making direct payments to P2i's office space leaseholder. During 2005 and 2004, payments of approximately $37,600 and $37,400, respectively, were paid to P2i's leaseholder.

ITEM 13. EXHIBITS.

a. EXIBITS

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2005 and December 31, 2004, and for review of the financial statements included in the Company's quarterly reports on Form 10-QSB during such fiscal years, were $36,000 and $35,000, respectively.

Audit-Related Fees. The aggregate fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements were $0 and $0 for the years ended December 31, 2005 and 2004, respectively.

Tax Fees. The aggregate fees billed for tax preparation and related services by our auditors were $3,500 and $3,000 for the years ended December 31, 2005 and 2004, respectively.

All Other Fees. For the fiscal years ended December 31, 2005 and 2004, the Company incurred no fees to auditors for services rendered to the Company, other than the services covered in "Audit Fees", "Audit-Related Fees" or "Tax Fees".

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethlehem, Pennsylvania, on March 30, 2006.

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


Signature                         Title                           Date
---------                         -----                           ----


/s/  Peter Wardle                 Chief  Executive Officer       March 30, 2006
----------------------------      Chief Financial Officer
     Peter Wardle                (Principal Accounting
                                  Officer), and Director

/s/  Thomas Butera                Chief  Operating Officer       March 30, 2006
----------------------------      Director
     Thomas Butera

/s/  Joseph DiMarino              Director                       March 30, 2006
----------------------------
     Thomas Butera

/s/  Mark Blanchard               Director                       March 30, 2006
----------------------------
     Mark Blanchard

/s/  Stewart Kalter               Director                       March 30, 2006
----------------------------
     Stewart Kalter

ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                 Page
                                                                 ----

Financial Statements                                             F-1

Report of Independent Registered Public Accounting Firm          F-2

Consolidated Balance Sheet as of December 31, 2005               F-3

Consolidated Statement of Operations
  for the years ended December 31, 2005 and 2004                 F-4

Consolidated Statement of Stockholders' Equity (Deficiency)      F-5
  for the years ended December 31, 2005 and 2004

Consolidated Statement of Cash Flows
  for the years ended December 31, 2005 and 2004                 F-6 & 7

Notes to Consolidated Financial Statements                       F-8 to F-21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
ProtoSource Corporation

We have audited the accompanying consolidated balance sheet of ProtoSource Corporation and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProtoSource Corporation and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $495,870 and $1,230,227 during the years ended December 31, 2005 and 2004, respectively. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                  /s/ Margolis & Company P.C.
                                                  Certified Public Accountants

Bala Cynwyd, Pennsylvania
February 28, 2006

                     PROTOSOURCE CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005


                                     ASSETS


Current assets:
   Cash                                                            $     40,812
   Accounts receivable - trade, net of allowance of $7,782              256,586
   Advances to officers, net of obligations to officers                  63,302
   Amounts due from related party - P2i, Inc.                           103,393
                                                                   ------------

       Total current assets                                             464,093
                                                                   ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of $497,582                 61,488
                                                                   ------------

Other assets:
   Goodwill - Acquisition of P2i Newspaper                              375,067
   Deposits                                                               2,359
                                                                   ------------

       Total other assets                                               377,426
                                                                   ------------

       Total assets                                                $    903,007
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                   $  2,425,000
   Current portion of obligations under capital leases                   18,971
   Accounts payable                                                      46,104
   Accrued expenses                                                   1,145,061
                                                                   ------------

       Total current liabilities                                      3,635,136
                                                                   ------------

Obligations under capital leases, non-current portion                    11,830
                                                                   ------------


Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                  416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 8,114,829 shares issued and outstanding             25,835,960
   Common stock, to be issued, no par value, 5,376,188 shares           969,345
   Additional paid-in capital                                         2,864,107
   Accumulated deficit                                              (32,829,550)
                                                                   ------------

       Net  stockholders' deficiency                                 (2,743,959)
                                                                   ------------

       Total liabilities and stockholders' deficiency              $    903,007
                                                                   ============



The notes to consolidated financial statements are an integral part of the above statement.

                                          PROTOSOURCE CORPORATION AND SUBSIDIARY
                                          ======================================

                                         CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------------------------------------

                                                                                    YEAR ENDED
                                                                                     DECEMBER 31,
                                                                              2005                    2004
                                                                         ------------            ------------

Net revenues                                                             $  1,938,924            $  1,639,594
                                                                         ------------            ------------

Operating costs and expenses:
   Cost of revenues                                                         1,056,411                 916,728
   Selling, general and administrative                                        703,856                 793,429
   Depreciation and amortization                                               85,574                 111,322
   Impairment of investment                                                      --                    24,000
                                                                         ------------            ------------

         Total operating costs and expenses                                 1,845,841               1,845,479
                                                                         ------------            ------------

         Operating income (loss)                                               93,083                (205,885)
                                                                         ------------            ------------

Other income (charges):
   Interest expense                                                          (368,230)             (1,106,490)
   Investment banking fees                                                       --                  (406,844)
   Other expense                                                                 --                   (10,737)
   Loss on disposal of property and equipment                                    (138)                   --
   Provision for uncollectible note and services credit, Brand X             (313,890)                   --
   Interest income                                                              6,669                   6,316
   Other income                                                                86,636                  17,959
                                                                         ------------            ------------

          Net other (charges)                                                (588,953)             (1,499,796)
                                                                         ------------            ------------

Loss from continuing operations                                              (495,870)             (1,705,681)

Discontinued operations:
   Gain on disposal - ISP                                                        --                   475,454
                                                                         ------------            ------------

Net loss                                                                 ($   495,870)           ($ 1,230,227)
                                                                         ============            ============

Net loss per basic and diluted share of common stock:
   Continuing operations                                                 ($       .02)           ($       .05)
   Discontinued operations                                                       --                       .01
                                                                         ------------            ------------

Net loss                                                                 ($       .02)           ($       .04)
                                                                         ============            ============

Weighted average number of basic and
  diluted common shares outstanding                                        32,874,548              31,798,461
                                                                         ============            ============


The notes to consolidated financial statements are an integral part of the above statement.




                                               PROTOSOURCE CORPORATION AND SUBSIDIARY
                                               ======================================

                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                              FOR THE YEARS DECEMBER 31, 2005 AND 2004
---------------------------------------------------------------------------------------------------------------------------

                                                                                                     Common Stock
                                      Preferred Stock                 Common Stock                    to be Issued
                                -------------------------       -----------------------              ------------
                                  Shares          Amount          Shares       Amount           Shares         Amount
                                ---------    ------------       ---------   -----------      -----------     ------------

Balance, December 31, 2003                                       8,114,829    $ 25,835,960       2,737,500   $    700,000

Issuance of preferred
  stock in connection
  with acquisition                193,836    $    416,179
Common stock to be
  issued in connectio
  with investment
  banking fees for
  acquisition                                                                                      813,688         406,844
Common stock to be
 issued in connection
 with financing                                                                                  1,825,000         195,000
Change in estimate
  of share price
  of common stock
  to be issued in
  connection with
  financing                                                                                                       (332,499)
Beneficial conversion
  feature of convertible notes

Net loss
                             ------------    ------------     ------------    ------------    ------------    ------------


Balance, December 31, 2004        193,836         416,170       8,114,829       25,835,960       5,376,188         969,345


Net loss
                             ------------    ------------    ------------     ------------    ------------    ------------


Balance, December 31, 2005        193,836    $    416,179       8,114,829     $ 25,835,960       5,376,188    $    969,345
                             ============    ============    ============     ============    ============    ============


                                                 (CONTINUED ON NEXT PAGE)



                                               PROTOSOURCE CORPORATION AND SUBSIDIARY
                                               ======================================

                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
                                              FOR THE YEARS DECEMBER 31, 2005 AND 2004
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                         $  2,464,107             ($31,103,453)            ($ 2,103,386)

Issuance of preferred
  stock in connection
  with acquisition                                                                                        416,179
Common stock to be
  issued in connectio
  with investment
  banking fees for
  acquisition                                                                                             406,844
Common stock to be
 issued in connection
 with financing                                                                                           195,000
Change in estimate
  of share price
  of common stock
  to be issued in
  connection with
  financing                                                                                              (332,499)
Beneficial conversion
  feature of convertible  notes                        400,000                                            400,000

Net loss                                                                      (1,230,227)              (1,230,227)
                                                   ------------             ------------             ------------


Balance, December 31, 2004                            2,864,107              (32,333,680)              (2,248,089)



Net loss                                                                        (495,870)                (495,870)
                                                   ------------             ------------             ------------


Balance, December 31, 2005                         $  2,864,107             ($32,829,550)            ($ 2,743,959)
                                                   ============             ============             ============



The notes to consolidated financial statements are an integral part of the above statement.





                                           PROTOSOURCE CORPORATION AND SUBSIDIARY
                                           ======================================

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------

                                                                                     YEAR ENDED
                                                                                     DECEMBER 31,
                                                                              2005                   2004
                                                                           ----------             ----------

                                             INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net loss                                                                ($  495,870)           ($1,230,227)
  Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                             85,574                111,322
     Provision (credit) for bad debts                                            --
                                                                                                       7,782
     Gain on disposal -- ISP                                                     --                 (475,454)
     Impairment of investment                                                    --
                                                                                                      24,000
     Loss on disposal of property and equipment                                   138                     29
     Amortization of debt issuance costs                                       47,067                415,062
     Amortization of beneficial conversion
       of notes payable                                                          --                  400,000
     Investment banking fees to be paid by
       issuance of common stock                                                  --                  406,844
     Non-cash adjustment to accounts payable                                  (63,825)                  --
     Provision for uncollectible note and
         services credit, Brand X                                             313,890                   --
     Changes in operating assets and liabilities:
       Accounts receivable                                                    (75,877)               (25,333)
       Prepaid expenses and other assets                                       20,183                 22,187
       Accounts payable                                                       (48,367)              (115,221)
       Accrued expenses                                                       313,932                267,859
                                                                          -----------            -----------

              Net cash provided by (used in) operating activities              96,845               (191,150)
                                                                          -----------            -----------

Cash flows from investing activities:
  Cash obtained from acquisition of P2i Newspaper                                --                   56,775
  Acquisitions of property and equipment                                      (10,583)                (6,013)
  Proceeds from sale of property                                                  158                   --
  Collection on notes receivable - Brand X                                     55,394                 45,403
  Increase in directors and employees advances                                (16,172)              (165,755)
  Decrease in deposits                                                          5,904                   --
                                                                          -----------            -----------

              Net cash provided by (used in) investing activities              34,701                (69,590)
                                                                          -----------            -----------


                                                  CONTINUED ON NEXT PAGE


The notes to consolidated financial statements are an integral part of the above statement.





                                          PROTOSOURCE CORPORATION AND SUBSIDIARY
                                          ======================================

                                     CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
----------------------------------------------------------------------------------------------------------


                                                                                       YEAR ENDED
                                                                                      DECEMBER 31,
                                                                               2005                 2004
                                                                             ---------           ---------

Cash flows from financing activities:
  Proceeds from borrowings                                                   $    --             $ 400,000
  Payments on obligations under capital leases                                 (37,973)            (41,104)
  Net change in amount due related company                                     (92,487)            (53,888)
  Debt issuance costs incurred                                                    --               (52,000)
                                                                             ---------           ---------

           Net cash provided by (used in) financing activities                (130,460)            253,008
                                                                             ---------           ---------

Net increase (decrease) in cash                                                  1,086              (7,732)

Cash at beginning of year                                                       39,726              47,458
                                                                             ---------           ---------

Cash at end of year                                                          $  40,812           $  39,726
                                                                             =========           =========


                               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                                   $  31,275           $  23,199
                                                                             ---------           ---------
  Income taxes                                                               $    --             $    --
                                                                             ---------           ---------


                SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with financing                        $    --             $ 195,000
Issuance of preferred stock in connection with acquisition                        --               416,179
Acquisition of equipment under capital lease obligation                         26,768                --
Sale of ISP Division in exchange for note receivable
  and credit for future services                                                  --               475,454


The notes to consolidated financial statements are an integral part of the above statement.


                                                            F-7

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     =======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

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

          P2i Newspaper is focused on increasing its market share in the newspaper vertical and targeting government, retail and manufacturing verticals.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     =======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued
     ----------------------------------------------------------------------

          Newspaper

          o In November 2003, P2i Newspaper made the strategic decision to withdraw from marketing directly to new newspaper accounts in the United States, but instead to focus on building partnerships to build sales. The Company recognized that the conversion of print content into Internet was viewed by newspapers as an essential commodity, and as such they were motivated by price as much as product functionality and features.
          o Through its partners and residual direct accounts, P2i Newspaper is supplying or has access to over 1,600 U.S. newspapers.

          Government

          o The UK government has mandated that all government publications must also be available online within the near future. P2i Newspaper is working closely to maximize this opportunity.
          o P2i Newspaper's solution has been evaluated by the city of Stockport in the UK and has passed the established Bobby AA standards. The Company continues to pursue business in this market sector.

          Retail

          o    P2i Newspaper currently processes inserts for several retailers.
          o In addition, the Company is in talks with retailer groups to provide the ad and special section processing that will be incorporated into a platform featuring newspaper content and retail inserts.
          o The pricing for converting catalog and retail insert pages has fallen dramatically over the past 18 months. P2i Newspaper believes it will continue to fall and that the Company is perfectly positioned to establish partnerships with media companies with a retail focus.

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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
-------------------------------------------------------------------------------


1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued
     ---------------------------------------------------------------------------

     Principles of consolidation - The consolidated financial statements include the accounts of the Company and P2i Newspaper, Inc., its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

     Revenue recognition - In accordance with the SEC's Staff Accounting Bulletin No. 104, the Company recognizes service revenue when persuasive evidence of an arrangement exists, services are performed and delivered without defect, the price of the transaction is fixed and determinable, and collectibility is reasonably assured.

     In general, no matter the nature of a customer's business, the Company, through its software technology at its production facilities, converts any manner of print text and print graphics to interactive web content accessible via the Internet. This most often is in the form of online advertising. (i.e., A visitor to a customer's website can, if he so chooses, interact with the ad because the Company's technology has made that possible. The interactivity often involves various links to additional information and possible other pertinent or interested parties or sources behind the genesis and purpose of the ad.) This electronically processed service is objective and readily verifiable by both parties immediately upon delivery to a customer's website.

     Only after the Company completes its conversion processing of specific digital data (printable text and/or graphic image files) provided by the customer and delivers the results as interactive, online web content directly to the customer's internet website(s) does the Company identify a measurable event for purposes of revenue recognition. The measurable, delivered event or unit is typically identified as a "page" (or "pages") of service provided to the customer, immediately usable by the customer and its clients at their website(s). This process service takes place daily, 52 weeks a year, whereupon, digital files are received and processed overnight for morning delivery. Through contractual agreement, a price is determined and the customer is billed for each unit of service provided at the agreed upon price. Although the Company accumulates billable revenue-recognizable events daily, it typically waits until month end to bill for all units delivered during the course of that month as a convenience to its customers.

     If there are any identifiable problems or defect with any "page" content, it is typically fixed by the Company within a matter of hours. With respect to sales returns or credits, cancellations and warranties, the inherent nature of the type of services provided and the underlying processes employed by the Company to create and deliver completed product to its customers, there is no material exposure to what would be classified as sales returns or credits. Likewise, cancellations and or warranties are not significantly measurable in respect to the type of electronic product (Internet website content) deliverable to the Company's customers. Historically, there has been little to no applicable sales returns or credits. For these reasons, the Company has no material need or basis to make estimates for returns and allowances.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     =======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


1.    Nature of Operations and Summary of Significant Accounting Policies -
      Continued
      --------------------------------------------------------------------------

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

     Impairment - With respect to the Company's investment in P2i, Inc., an impairment charge of $24,000 was recognized for the year ended December 31, 2004, as there was a decline in the fair value of the investment below its cost, which was considered other than temporary. As of December 31, 2004, the investment in P2i, Inc. has been effectively written down to $0. The fair value was based on financial projections, consultation with the Company's investment banker and an outside consultant, and management's estimates. Effective January 1, 2004, the Company acquired P2i's Print-to-Internet business (see Note 8).

     Goodwill - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized; however, it is tested annually for impairment.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies - Continued
     ------------------------------------------------------

     Stock-based compensation - The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for its stock-based compensation plans. Through 2004, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company adopted SFAS No. 123(R) in 2005, which requires the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period.

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the following pro forma amounts for the years ended December 31, 2005 and 2004:

                                                       2005             2004
                                                    -----------     -----------
Net loss:
  As reported                                       ($  495,870)    ($1,230,227)
  Deduct:
    Total stock-based compensation
      determined under Black-Scholes
      option valuation model for all awards,
      net of income taxes                                 (--)          (35,000)
                                                    -----------     -----------

Pro forma                                           ($  495,870)    ($1,265,227)
                                                    ===========     ===========

Net loss per share of common stock:
  As reported                                       ($         .02) ($      .04)
  Pro forma                                         ($         .02) ($      .04)


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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     =======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


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

     The basic and diluted loss per share are the same since the Company had a net loss for 2005 and 2004 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 2,225,000 shares of common stock at December, 2005 and 2004 were not included in the computation of diluted earnings per share.

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


     Recently Issued Accounting Standards
     ------------------------------------

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this Statement to have a material impact on its financial condition or results of operations.

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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     =======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies - Continued
     ------------------------------------------------------

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets," which addresses the measurement of exchanges of non-monetary assets. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets, which was previously provided by APB No. 29, "Accounting for Non-monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do no expect the adoption of SFAS No. 153 to have a material impact on the Company's financial condition or results of operations.

     In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations". FIN No. 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. The Interpretation also clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 has not had a material impact on our financial condition or results of operations.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will still be handled according to guidance in APB Opinion 20, "Accounting Changes", as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005. We do not expect adoption of this SFAS No. 154 to have a material impact on the Company's financial condition or results of operations.

                    PROTOSOURCE CORPORATION AND SUBSIDIARY
                     =======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

2.   Discontinued Operations

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

     There were no operations of the discontinued ISP business during the years ended December 31, 2005 and 2004.

     In February 2006, still within terms of the purchase agreement, Brand X notified ProtoSource that it would be unable to make its next payment on its note payable obligation and could not then specify when the next payment(s) would be forthcoming. Subsequently, ProtoSource discovered that Brand X had become insolvent and is unable to meet its obligations to ProtoSource and, as a consequence, is unable to cure its now default status on its note payable obligation and, therefore, of the purchase agreement itself. ProtoSource has assessed the collectibility of the remaining note receivable balance of $162,582 and its unused services credit balance of $151,308 and has determined that collection or realization of any portion of these amounts is highly doubtful and their values should be written down to $0. As a consequence of these subsequent events, the Company has recorded a provision for Brand X's uncollectible note and services credit in the amount of $313,890 in 2005.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     =======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


3.   Notes Payable
     -------------

     Notes payable of $2,425,000 is composed of 32 individual notes executed during the period beginning March 2002 and continuing through April 2004. These notes, which are secured by the assets of ProtoSource and P2i Newspaper, range between $25,000 and $200,000 on their face. All notes are one-year renewable 10% interest (per annum) convertible promissory notes. Each note can be prepaid, in whole or in part, without premium or penalty, at any time. Upon prepayment of the entire principle amount of a note, all accrued, but unpaid interest shall be paid to the holder on the date of prepayment. At any time prior to or at the time of repayment, the holder may elect to convert some or all of the principal and interest owing into shares of the Company's common stock. The conversion rate shall equal the amount to be converted, divided by each note's predetermined conversion price established at note issuance or renewal. {Conversion prices, after a series of renewals, range between $0.0667 and $0.10.} As a result of the beneficial conversion feature of these notes, through December 31, 2005, the Company has recognized $2,425,000 (the full amount of the loan proceeds) as interest expense and additional paid-in capital. Also in connection with the issuance of these notes, as an added inducement to loan to the Company, the Company entered into accompanying subscription agreements to provide each note-holder shares of its no par value common stock. As a result, the Company issued or will issue a total of 7,006,226 shares of common stock valued at approximately $1,844,168.

     In respect to the notes (as discussed in the preceding paragraph) during the years ended December 31, 2005 and 2004, the Company issued $0 and $400,000, respectively, of promissory notes in exchange for amounts borrowed from individuals. As the result of the beneficial conversion feature of these notes, in 2005 and 2004, $0 and $400,000, respectively, has been recognized as interest expense and additional paid-in capital. Additionally, in connection with the issuance of these particular notes, the Company issued or will issue 0 and 1,825,000 shares of common stock for 2005 and 2004, respectively. These shares are valued at approximately $0 for 2005 and $195,000 for 2004 and have been amortized to interest expense on a monthly basis over the one-year term of the notes. Additionally, as a further requirement pertaining to the issuance of these notes, the Company will issue 0 and 550,000 warrants pertaining to 2005 and 2004, respectively, to the underwriter. The value of the warrants is considered to have a deminimus value for 2004.

     During 2004, the Company changed the estimate of the share price for certain of the shares to be issued. This change resulted in a reduction of interest expense and the value of common stock to be issued by $332,499.

                    PROTOSOURCE CORPORATION AND SUBSIDIARY
                     =======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

4.   Income Taxes
     ------------

     Significant components of deferred income taxes as of December 31, 2005 are as follows:

           Net operating loss carryforward                       $5,560,000
           Less valuation allowance                              (5,560,000)
                                                                  ---------
           Net deferred tax asset                                $       --
                                                                 ==========


     The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $5,560,000 is maintained on deferred tax assets, which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was a decrease of $340,000. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

     At December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $15,800,000 and $2,100,000, respectively. Such carryforwards expire in the years 2014 through 2025 and 2012 through 2025 for federal and state purposes, respectively.


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

     Upon authorization of sufficient shares of common stock, holders of the Series B Convertible Preferred Stock ("Series B Stock") are entitled to convert each share of Series B Stock into 100 shares of common stock. Series B stockholders are not entitled to receive dividends. In a liquidation, the holders would be treated as if they were owners of the number of shares of common stock into which the Series B Stock is convertible.

                    PROTOSOURCE CORPORATION AND SUBSIDIARY
                     =======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

6.   Stock Options and Warrants

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


     2000 Stock Option Plans
     -----------------------

     In May 2001, the Company's shareholders approved the Company's 2000 Employee Stock Option Plan and the 2000 Executive Stock Option Plan. Each Plan has 350,000 shares reserved for issuance and no stock options have been granted under either plan as of December 31, 2005.


     Board of Directors Options
     --------------------------

     The Company issued 115,000 stock options to its Non-Employee Directors from October 1998 to December 31, 2001. The options vest immediately, or over a three-year period, and are exercisable at $1.36 to $6.00 per share and the options are for a five-year term. As of December 31, 2005, 92,500 options are outstanding.

                    PROTOSOURCE CORPORATION AND SUBSIDIARY
                     =======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

7.   Commitments and Contingencies
     -----------------------------

     Leases
     ------

     The Company leases certain computer equipment under noncancellable capital leases.

     The following is a schedule of future minimum lease payments at December 31, 2005 under the Company's capital leases (together with the present value of minimum lease payments).

                        2006                                        $25,511
                        2007                                         13,553
                                                                     ------
            Total minimum lease payments                             39,064
         Less amount representing interest                           (8,263)
                                                                    -------
         Present value of net minimum lease payments                 30,801
         Less current portion                                       (18,971)
                                                                     ------
                                                                    $11,830
                                                                    =======

     The Company occupies office space leased by P2i, Inc. and is making direct payments to P2i, Inc.'s leaseholder. Under this arrangement, the Company has recorded approximately $37,000 of rent expense for each of the years ended December 31, 2005 and 2004.

     As of December 31, 2005, the Company had no future operating lease commitments.


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

                    PROTOSOURCE CORPORATION AND SUBSIDIARY
                     =======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

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

     The cost was as follows:

         Market value of preferred stock to be issued                $ 416,179
         Fair market value of net assets of P2i Newspaper               41,112
                                                                     ---------

         Goodwill                                                    $ 375,067
                                                                     =========



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


10.  Employee Benefit Plan
     ---------------------

     The Company has a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no contributions for the years ended December 31, 2005 and 2004. Company contributions vest as follows:

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

                    PROTOSOURCE CORPORATION AND SUBSIDIARY
                     =======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


11.  Fair Value of Financial Instruments
     -----------------------------------

     Disclosures about the fair value of financial instruments, for the Company's financial instruments, are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2005:

                                                    Carrying          Estimated
                                                     Amount          Fair Value
                                                     ------          ----------

         Financial liabilities:
           Notes payable                            $2,425,000       $2,425,000
           Capital lease obligations                    30,801           30,801


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


12.  Concentrations
     --------------

     Revenues for the years ended December 31, 2005 and 2004 include revenues from one major customer that accounted for 29% and 20%, respectively, of total Company revenues. Accounts receivable from this customer amounted to 33% and 18% of the Company's total accounts receivable at December 31, 2005 and 2004, respectively.