Form 10QSB
period 2006-03-31
PROTOSOURCE CORP
filed 2006-05-10
CIK 932772

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

For the Quarterly Period ended March 31, 2006

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 8,114,829 shares of the registrant's common stock, no par value, outstanding as of March 31, 2006.


                                PROTOSOURCE CORPORATION
                                -----------------------

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                                    MARCH 31, 2006
---------------------------------------------------------------------------------------



                                         INDEX
                                         -----

Part I - Financial Information (unaudited):


         Item 1.  Condensed consolidated balance sheet -
                  March 31, 2006                                                   3

                  Condensed consolidated statement of operations for the
                  three-month period ended
                  March 31, 2006 and 2005                                          4

                  Condensed consolidated statement of stockholders'
                  deficiency for the three-month period ended March 31, 2006       5

                  Condensed consolidated statement of cash flows for the
                  three-month periods ended March 31, 2006 and 2005              6 & 7

                  Notes to condensed consolidated financial statements
                  for the three-month period ended March 31, 2006               8 to 13

         Item 2.  Management's discussion and analysis or
                  plan of operations                                           14 to 18

         Item 3.  Controls and procedures                                         18


Part II - Other Information

                  Other Information                                               19

                  Signature                                                       20



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



                             PROTOSOURCE CORPORATION
                             -----------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
   Cash                                                            $     40,370
   Accounts receivable - trade, net of allowance of $7,782              302,573
   Advances to officers, net of obligations to officers                  90,128
   Amounts due from related party - P2i, Inc.                           122,608
   Prepaid expenses and other                                               684
                                                                   ------------

           Total current assets                                         556,363
                                                                   ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of $464,236                 52,289
                                                                   ------------

Other assets:
   Goodwill - Acquisition of P2i Newspaper                              375,067
   Deposits                                                               2,359
                                                                   ------------

           Total other assets                                           377,426
                                                                   ------------

           Total assets                                            $    986,078
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                   $  2,425,000
   Current portion of obligations under capital leases                   12,841
   Accounts payable                                                      44,269
   Accrued expenses                                                   1,265,124
                                                                   ------------

           Total current liabilities                                  3,747,234
                                                                   ------------

Obligations under capital leases, non-current portion                     8,209
                                                                   ------------


Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                  416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 8,114,829 shares issued and outstanding             25,835,960
   Common stock, to be issued, no par value; 5,376,188 shares           969,345
   Additional paid-in capital                                         2,864,107
   Accumulated deficit                                              (32,854,956)
                                                                   ------------

           Net stockholders' deficiency                              (2,769,365)
                                                                   ------------

           Total liabilities and net stockholders' deficiency      $    986,078
                                                                   ============

See accompanying notes.



                             PROTOSOURCE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
-----------------------------------------------------------------------------------


                                                               THREE-MONTH
                                                               PERIOD ENDED
                                                                 MARCH 31,
                                                           2006            2005
                                                       ------------    ------------

Net revenues                                           $    590,390    $    434,322
                                                       ------------    ------------

Operating costs and expenses:
   Cost of revenues                                         320,211         259,860
   Sales and marketing                                          695           2,520
   General and administrative                               187,946         167,723
   Depreciation and amortization                              5,924          18,407
                                                       ------------    ------------

           Total operating costs and expenses               514,776         448,510
                                                       ------------    ------------

           Operating income (loss)                           75,614         (14,188)
                                                       ------------    ------------

Other income (charges):
   Interest income                                             --              1846
   Other income                                               7,441           4,465
   Loss on disposal of property and equipment               (21,826)           --
   Interest expense                                         (86,355)       (120,226)
   Other expense                                               (280)           (258)
                                                       ------------    ------------

           Net other (charges)                             (101,020)       (114,173)
                                                       ------------    ------------


Net loss                                               ($    25,406)   ($   128,361)
                                                       ============    ============


Net loss per basic and diluted share of common stock   ($       .00)   ($       .00)
                                                       ============    ============

Weighted average number of basic and diluted
   common shares outstanding                             32,874,548      32,874,548
                                                       ============    ============


See accompanying notes.



                                              PROTOSOURCE CORPORATION
                                              -----------------------

                           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                  FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2006
                                                    (unaudited)
--------------------------------------------------------------------------------------------------------------------



                                                                                                Common Stock
                                   Preferred Stock                Common Stock                  to be Issued
                             ---------------------------   ---------------------------   ---------------------------
                                Shares         Amount         Shares         Amount         Shares         Amount
                             ------------   ------------   ------------   ------------   ------------   ------------



Balance, December 31, 2005        193,836   $    416,179      8,114,829   $ 25,835,960      5,376,188   $    969,345


Net loss
                             ------------   ------------   ------------   ------------   ------------   ------------


Balance, March 31, 2006           193,836   $    416,179      8,114,829   $ 25,835,960      5,376,188   $   ,969,345
                             ============   ============   ============   ============   ============   ============


Table continues below.

                              Additional
                               Paid-In      Accumulated
                               Capital        Deficit          Total
                             ------------   ------------    ------------



Balance, December 31, 2005   $  2,864,107   ($32,829,550)   ($ 2,743,959)


Net loss                                         (25,406)        (25,406)
                             ------------   ------------    ------------


Balance, March 31, 2006      $  2,864,107   ($32,854,956)   ($ 2,769,365)
                             ============   ============    ============



See accompanying notes.



                                  PROTOSOURCE CORPORATION
                                  -----------------------

                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (unaudited)
------------------------------------------------------------------------------------------


                                                                      THREE-MONTH PERIOD
                                                                            ENDED
                                                                           MARCH 31,
                                                                       2006         2005
                                                                    ---------    ---------

                                INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                         ($ 25,406)   ($128,361)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                                      5,924       18,407
     Loss on disposal of property and equipment                        21,826         --
     Amortization of debt issuance costs                                 --         42,643
   Changes in operating assets and liabilities:
     Accounts receivable                                              (45,988)     (17,410)
     Prepaid expenses and other assets                                   (717)       2,855
     Accounts payable                                                  (1,835)     (23,181)
     Accrued expenses                                                 121,681      142,669
                                                                    ---------    ---------

              Net cash provided by operating activities                75,485       37,622
                                                                    ---------    ---------

Cash flows from investing activities:
   Acquisitions of property and equipment                             (18,550)        (210)
   Collection on notes receivable - Brand X                              --         13,670
   Increase in directors and employees advances                       (26,826)     (24,032)
                                                                    ---------    ---------

              Net cash (used in) investing activities                 (45,376)     (10,572)
                                                                    ---------    ---------

Cash flows from financing activities:
   Payments on obligations under capital leases                        (9,751)     (11,656)
   Net change in amount due related company                           (20,800)      17,935
                                                                    ---------    ---------

              Net cash provided by (used in) financing activities     (30,551)       6,279
                                                                    ---------    ---------

Net increase (decrease) in cash                                          (442)      33,329

Cash at beginning of period                                            40,812       39,726
                                                                    ---------    ---------

Cash at end of period                                               $  40,370    $  73,055
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



                             PROTOSOURCE CORPORATION
                             -----------------------

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------




                                                              THREE-MONTH PERIOD
                                                                    ENDED
                                                                   MARCH 31,
                                                                2006       2005
                                                               ------     ------


               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                    $5,141     $4,067
                                                               ------     ------
   Income taxes                                                $ --       $ --
                                                               ------     ------
















See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

1.   Nature of Operations and Summary of Significant Accounting Policies

     Nature of operations - ProtoSource Corporation, formerly SHR Corporation doing business as Software Solutions Company (the "Company"), was incorporated on July 1, 1988, under the laws of the state of California. Until May 1, 2002, the Company was an Internet service provider (ISP). The Company provided dial-up Internet access, web hosting services and web development services. The Company entered into an agreement on May 1, 2002 to sell substantially all of the assets pertaining to the ISP to Brand X Networks, Inc. (see Note 3). Effective January 1, 2004, the Company acquired P2i Newspaper, Inc. (see Note 4). P2i Newspaper, Inc. is principally engaged in the conversion of text and graphics from print to interactive Web content. Its clients include newspaper groups located in the United States and the United Kingdom. P2i Newspaper is headquartered in Bethlehem, Pennsylvania and has a data conversion center located in Kuala Lumpur, Malaysia.

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 previously filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable. Additionally, the Company has experienced extreme cash liquidity shortfalls from operations.

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

          P2i Newspaper is focused on increasing market share in the newspaper vertical and targeting government, retail, manufacturing and publishing verticals.

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued

          Newspaper

          o In November 2003, P2i Newspaper made the strategic decision to withdraw from marketing directly to new newspaper accounts in the United States, but instead to focus on building partnerships to build sales. The Company recognized that the conversion of print content into Internet content was viewed by newspapers as an essential commodity, and as such they were motivated by price as much as product functionality and features.

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

          Retail

          o P2i P2i Newspaper currently processes inserts for several retailers.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued

     Principles of consolidation - The consolidated financial statements include the accounts of the Company and P2i Newspaper LLC, its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

     Stock-based compensation - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", using the modified prospective application transition method. The modified prospective application transition method requires compensation cost to be recognized beginning on the effective date
     (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As such, prior periods will not reflect restated amounts. Prior to January 1, 2006, we accounted for all of our stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense related to stock option plans was reflected in net income or (loss) prior to January 1, 2006.

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

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

     Options and warrants to purchase 1,185,000 and 2,225,000 shares of common stock at March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share, since their inclusion would be anti-dilutive or would have no effect on net income (loss) per share.

     Reclassifications - Certain reclassifications have been made to the 2005 financial statement presentation for comparability with the 2006 financial statements.

2.   Recently Issued Accounting Standards

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will still be handled according to guidance in APB Opinion 20, "Accounting Changes", as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005. We do not expect adoption of SFAS No. 154 to have a material impact on the Company's financial condition or results of operations.

3.   Sale of ISP Division

     Effective May 1, 2002, the Company entered into an agreement to sell substantially all of the assets of the ISP division to Brand X Networks, Inc., a California Corporation, for $632,000. The assets have been held and operated by Brand X Networks, Inc. for its purposes since May 1, 2002, at which time the Company discontinued its ISP operations. On April 14, 2003, the Company completed a fifth amendment to the purchase agreement with Brand X pursuant to which the Company agreed to accept an aggregate payment of $632,000 for the ISP Division, less credits to Brand X of $112,686 and interim payments received of $34,859. Of such amount, $200,000 was due to the Company through the provision of services to the Company from Brand X. The balance was due at the rate of approximately $5,171 per month, until completely paid.

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

3.   Sale of ISP Division - Continued

     On January 1, 2004, the sale of the ISP business to Brand X closed. Under the terms of that agreement a promissory note of $284,455 was executed by Brand X to be paid in 55 equal monthly installments. This note was collateralized by a pledge of shares in Brand X. In addition, ProtoSource was entitled to appoint one person to the board of directors of Brand X for the duration of the agreement.

     In February 2006, still within terms of the purchase agreement, Brand X notified ProtoSource that it would be unable to make its next payment on its note payable obligation and could not then specify when the next payment(s) would be forthcoming. Subsequently, ProtoSource discovered that Brand X had become insolvent and is unable to meet its obligations to ProtoSource and, as a consequence, is unable to cure its now default status on its note payable obligation and, therefore, of the purchase agreement itself. ProtoSource has assessed the collectibility of the remaining note receivable balance of $162,582 and its unused services credit balance of $151,308 and has determined that collection or realization of any portion of these amounts is highly doubtful and their values should be written down to $0. As a consequence, the Company recorded a provision for Brand X's uncollectible note and services credit in the amount of $313,890 in 2005. Furthermore, in March 2006, ProtoSource agreed to the sale of the Brand X note to P2i, Inc. ("P2i"), a related party. Under the terms of the sale, P2i executed a note in favor of ProtoSource which was on the same terms and conditions as the original note between Brand X and ProtoSource. Brand X also executed a security agreement in favor of ProtoSource pursuant to which all of Brand X's assets are pledged to secure the obligations under the P2i note.

4.   Acquisition

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

     As part of this transaction, the Company also acquired an additional interest in P2i's new media business which brings its total ownership in P2i to 19.8%.

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

4.   Acquisition - Continued

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

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

Results of Operations
---------------------

Three Months ended March 31, 2006 vs. Three Months ended March 31, 2005

Net Revenues - For the three months ended March 31, 2006 and 2005, net revenues were $590,390 and $434,322 respectively. All revenues of the Company are attributed to the operations of P2i Newspaper, Inc. acquired January 1, 2004. The $156,068 increase in revenues over the previous year is largely attributable to a sales effort that has focused on media companies within the newspaper vertical that have a demand for the conversion of large volumes.

Operating Costs and Expenses - For the three months ended March 31, 2006, operating expenses totaled $514,776 versus $448,510 in 2005. Higher production expenditures necessary to meet the approximately 36% increase in sales accounted for most of the increase in operating costs and expenses, but they fell substantially as a percentage of sales due to higher efficiencies. Sales and marketing, and general and administrative expenses increased $18,398, largely due to higher payroll related costs. Administrative costs principally consist of the Company's management office and personnel, professional fees associated with restructuring and maintenance of the Company, and officers' and directors' liability insurance costs.

Interest Expense - Interest expense totaled $86,355 for the three-month period ended March 31, 2006 versus $120,226 in the same period in 2005. The interest expense is a result of the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper, pending and post merger. A significant component of 2005's interest expense includes residual amortization of debt issuance costs incurred during 2004. As there have been no new debt issues since April 2004, the current period reflects no amortized effect of historical debt issue costs.

Other Income (Charges) - In 2006, other charges included a $21,826 loss on disposal of computer equipment.

                             PROTOSOURCE CORPORATION
                             -----------------------

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

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

The Company generated positive cash flows from operating activities for each of the three-month periods ending March 31, 2006 and 2005. Even though the Company's net loss for the quarter ended March 31, 2006 was approximately $25,000, cash flows provided by operations were approximately $75,000. In part, this was due to non-cash charges of approximately $28,000 included in the net loss; this consisted primarily of depreciation and amortization of approximately $6,000 and approximately $22,000 of recorded loss on disposal of equipment. Additionally, cash flows from operations during the quarter was impacted positively by changes in working capital components of approximately $73,000. Significant changes in working capital components included an increase in working capital of approximately $93,000 related primarily to interest arising from the Company's convertible debt obligations that was accrued but unpaid, but this increase was offset by an approximately $46,000 decrease in available cash resulting from the growth in the Company's accounts receivable due to the higher level of revenues. Accounts receivable are all current, except for approximately $7,800 which is considered to be a doubtful account.

During the quarter ended March 31, 2006, we had negative cash flows from investing activities of approximately $45,000, due to acquisitions of equipment and advances to directors and officers.

And during the quarter ended March 31, 2006, we used approximately $31,000 of cash to advance funds of approximately $21,000 to a related company and for payments on capital lease obligations of approximately $10,000.

As of March 31, 2006, we had $40,370 in cash and $515,993 in accounts receivable and other current assets. Taken together with $3,747,234 of total current liabilities, this resulted in a negative working capital position of $3,190,871 at March 31, 2006.

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

On May 1, 2002, the Company entered into a conditional agreement to sell the assets of the Fresno-based ISP business to Brand X Networks. Brand X Networks is a privately held California-based company whose principal shareholders were former employees of the Company. Additionally, Brand X has assumed financial and operational responsibility for the ISP business. On April 14, 2003, the Company completed a fifth amendment to the purchase agreement with Brand X pursuant to which the Company has agreed to accept an aggregate payment of $632,000 for the ISP Division, less credits to Brand X of $112,686, and the transaction closed on January 1, 2004. Of such amount, $200,000 was to be paid through the provision of services to the Company from Brand X. The balance was to be paid at the rate of approximately $5,171 per month, until completely paid.

                             PROTOSOURCE CORPORATION
                             -----------------------

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Liquidity and Capital Resources - Continued
-------------------------------------------

In February 2006, still within terms of the purchase agreement, Brand X notified ProtoSource that it would be unable to make its next payment on its note payable obligation and could not then specify when the next payment(s) would be forthcoming. Subsequently, ProtoSource discovered that Brand X had become insolvent and is unable to meet its obligations to ProtoSource and, as a consequence, is unable to cure its now default status on its note payable obligation and, therefore, of the purchase agreement itself. ProtoSource has assessed the collectibility of the remaining note receivable balance of $162,582 and its unused services credit balance of $151,308 and has determined that collection or realization of any portion of these amounts is highly doubtful and that their values should be written down to $0. As a consequence of these subsequent events, the Company recorded a provision for Brand X's uncollectible note and services credit in the amount of $313,890 in 2005. In March 2006, Protosource agreed to the sale of the Brand X note to P2i, Inc. ("P2i"), a related party. Under the terms of the sale, P2i executed a note in favor of Protosource which was on the same terms and conditions as the original note between Brand X and Protosource. Brand X also executed a security agreement in favor of Protosource pursuant to which all of Brand X's assets are pledged to secure the obligations under the P2i note.

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

The number of shares of restricted common stock to be issued to P2i ("P2i, Inc.") has subsequently been revised to 19,383,531 shares (after conversion of the preferred stock issued as merger consideration) which will result in an ownership of approximately 37% by the stockholders of P2i, on a fully diluted basis assuming conversion of certain bridge loans into common stock, the balance being held by the current stockholders of ProtoSource. After the acquisition of P2i Newspaper, the Board of Directors of ProtoSource consists of seven members. One member has been appointed by the investment banker, AAWC. (This appointment must be approved by P2i but can't be unreasonably withheld.) Messrs. Wardle and Butera will be on the Board and they shall appoint the two independent members plus one other as long as they hold 25% or more of P2i (see below) collectively, and P2i owns 25% or more of ProtoSource. In the event that P2i's ownership drops below 25% but is not less than 10%, P2i shall appoint one board member. In the event that P2i's ownership drops below 10%, P2i shall not have the right to appoint any board member. ProtoSource and P2i both used the same investment banker to represent them in the transaction and each will pay the investment banker a fee based on the value of the transaction using a pre-set formula. The investment banking fees to be paid are $406,844 by ProtoSource and $413,422 by P2i. The amounts paid to the investment banker will be paid through the issuance of common stock, which is restricted for a three-year period, based on an agreed-upon value of $.50 per share at the time of signing the term sheet, or 813,688 shares for ProtoSource and 826,844 shares for P2i. The shares to be issued for P2i's investment banking fees will be subtracted from the shares to be issued to the P2i stockholders for the acquisition. P2i's remaining catalog and new media business will stay with P2i. However, ProtoSource has increased its ownership in P2i from the current 2.18% (506,225 shares) to 19.8%. The consideration paid was the forgiveness of P2i debt to ProtoSource.

                             PROTOSOURCE CORPORATION
                             -----------------------

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

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

On October 15, 2005, the Company entered into a 24-month term capital lease agreement with Bankers Capital for the purchase of computer and computer related items valued at $27,767 with monthly lease payments of $1,596 each. The lease term expires September 14, 2007 and the residual maturity date is October 15, 2007 with a $1.00 purchase option. $3,487.38 was paid to Bankers Capital at the start of the lease to cover the first payment, one payment held for a security deposit, and for UCC filing and documentation fees. Company officers Peter A. Wardle and Thomas C. Butera are personal Guarantors of this agreement.

                             PROTOSOURCE CORPORATION
                             -----------------------

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

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

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $5,560,000 as of March 31, 2006 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized, rather, management tests goodwill annually for impairment in the fourth quarter.

The Company considers certain trade accounts receivable to be of doubtful collection; accordingly, the Company has a $7,782 allowance for doubtful accounts. The Company considers the balances of its note receivable of $162,582 and its unused services credit of $151,308 as uncollectible or unrealizable; accordingly, a $313,890 allowance was recorded in 2005.


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


Item 6. EXHIBITS.

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


Date: May 10, 2006