Form 10QSB
period 2006-06-30
PROTOSOURCE CORP
filed 2006-08-09
CIK 932772

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

For the Quarterly Period ended June 30, 2006

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

There were 8,114,829 shares of the registrant's common stock, no par value, outstanding as of June 30, 2006.

                             PROTOSOURCE CORPORATION
                             -----------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 2006






                                      INDEX
                                      -----


Part I - Financial Information (unaudited):


     Item 1.  Condensed consolidated balance sheet -
              June 30, 2006                                                 3

              Condensed consolidated statement of operations for the six-month and three-month periods ended
              June 30, 2006 and 2005                                        4

              Condensed consolidated statement of stockholders'
              deficiency for the six-month period ended June 30, 2006       5

              Condensed consolidated statement of cash flows for the
              six-month periods ended June 30, 2006 and 2005              6 & 7

              Notes to condensed consolidated financial statements -
              for the six-month period ended June 30, 2006               8 to 13

     Item 2.  Management's discussion and analysis or
              plan of operations                                        14 to 19

     Item 3.  Controls and procedures                                      19


Part II - Other Information

              Other Information                                            20

              Signature                                                    21



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

                             PROTOSOURCE CORPORATION
                             -----------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (unaudited)

                                     ASSETS

Current assets:
   Cash                                                            $     41,401
   Accounts receivable - trade, net of allowance of $0                  291,336
   Advances to officers, net of obligations to officers                 130,017
   Amounts due from related party - P2i, Inc.                           144,496
   Prepaid expenses and other                                            11,967
                                                                   ------------

           Total current assets                                         619,217
                                                                   ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of $473,725                 70,480
                                                                   ------------

Other assets:
   Goodwill - Acquisition of P2i Newspaper                              375,067
   Deposits                                                               9,795
                                                                   ------------

           Total other assets                                           384,862
                                                                   ------------

           Total assets                                            $  1,074,559
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                   $  2,425,000
   Current portion of obligations under capital leases                   13,953
   Accounts payable                                                      61,004
   Accrued expenses                                                   1,364,599
                                                                   ------------

           Total current liabilities                                  3,864,556
                                                                   ------------

Obligations under capital leases, non-current portion                     4,275
                                                                   ------------


Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                  416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 8,114,829 shares issued and outstanding             25,835,960
   Common stock, to be issued, no par value; 5,376,188 shares           969,345
   Additional paid-in capital                                         2,864,107
   Accumulated deficit                                              (32,879,863)
                                                                   ------------

           Net stockholders' deficiency                              (2,794,272)
                                                                   ------------

           Total liabilities and net stockholders' deficiency      $  1,074,559
                                                                   ============




See accompanying notes.


                                              PROTOSOURCE CORPORATION
                                              -----------------------

                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (unaudited)




                                                                 SIX-MONTH                     THREE-MONTH
                                                                PERIOD ENDED                   PERIOD ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                            2006            2005            2006            2005
                                                        ------------    ------------    ------------    ------------

Net revenues                                            $  1,268,386    $    928,582    $    677,996    $    494,260
                                                        ------------    ------------    ------------    ------------

Operating costs and expenses:
   Cost of revenues                                          710,641         519,888         390,264         260,028
   Selling, general and administrative                       401,134         379,271         212,659         209,028
   Depreciation and amortization                              15,412          36,814           9,488          18,407
                                                        ------------    ------------    ------------    ------------

         Total operating costs and expenses                1,127,187         935,973         612,411         487,463
                                                        ------------    ------------    ------------    ------------

         Operating income (loss)                             141,199          (7,391)         65,585           6,797
                                                        ------------    ------------    ------------    ------------

Other income (charges):
   Interest income                                              --             3,574            --             1,728
   Other income                                                7,441          11,018            --             6,091
   Loss on disposal of property and equipment                (21,826)           --              --              --
   Interest expense                                         (172,323)       (203,530)        (85,968)        (83,305)
   Other expense                                              (4,804)         (1,578)         (4,524)           (857)
                                                        ------------    ------------    ------------    ------------

         Net other (charges)                                (191,512)       (190,516)        (90,492)        (76,343)
                                                        ------------    ------------    ------------    ------------


Net loss                                                ($    50,313)   ($   197,907)   ($    24,907)   ($    69,546)
                                                        ============    ============    ============    ============


Net loss per basic and diluted share of common stock          ($ - )    ($       .01)         ($ - )          ($ - )
                                                        ============    ============    ============    ============


Weighted average number of basic and diluted
  common shares outstanding                               32,874,548      32,874,548      32,874,548      32,874,548
                                                        ============    ============    ============    ============





See accompanying notes.



                                                     PROTOSOURCE CORPORATION
                                                     -----------------------

                                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                           FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006
                                                           (unaudited)



                                                                                                Common Stock
                                   Preferred Stock                Common Stock                  to be Issued            Additional
                             ---------------------------   ---------------------------   ---------------------------     Paid-In
                                Shares         Amount         Shares         Amount         Shares         Amount        Capital
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------



Balance, December 31, 2005        193,836   $    416,179      8,114,829   $ 25,835,960      5,376,188   $    969,345   $  2,864,107


Net loss                             --             --             --             --             --             --             --
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2006            193,836   $    416,179      8,114,829   $ 25,835,960      5,376,188   $   ,969,345   $  2,864,107
                             ============   ============   ============   ============   ============   ============   ============


Table continues below.


                              Accumulated
                                Deficit          Total
                             ------------    ------------



Balance, December 31, 2005   ($32,829,550)   ($ 2,743,959)


Net loss                          (50,313)        (50,313)
                             ------------    ------------

Balance, June 30, 2006       ($32,879,863)   ($ 2,794,272)
                             ============    ============




See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                             SIX-MONTH PERIOD
                                                                   ENDED
                                                                  JUNE 30,
                                                             2006         2005
                                                          ---------    ---------

                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                               ($ 50,313)   ($197,907)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                           15,412       36,814
     Amortization of debt issuance costs                       --         47,067
     Loss on disposal of property and equipment              21,826         --
   Changes in operating assets and liabilities:
     Accounts receivable                                    (40,775)     (70,854)
     Prepaid expenses and other assets                       (5,976)       5,590
     Accounts payable                                        14,900      (35,181)
     Accrued expenses                                       223,267      289,742
                                                          ---------    ---------

              Net cash provided by operating activities     178,341       75,271
                                                          ---------    ---------

Cash flows from investing activities:
   Acquisitions of property and equipment                   (46,229)        (210)
   Deposits                                                  (7,436)       7,500
   Collection on notes receivable - Brand X                    --         27,458
   Increase in directors and employee advances              (66,714)     (35,522)
                                                          ---------    ---------

              Net cash (used in) investing activities      (120,379)        (774)
                                                          ---------    ---------

Cash flows from financing activities:
   Payments on obligations under capital leases             (12,573)     (26,866)
   Net change in amount due related company                 (44,800)     (15,634)
                                                          ---------    ---------

              Net cash (used in) financing activities       (57,373)     (42,500)
                                                          ---------    ---------

Net increase in cash                                            589       31,997

Cash at beginning of period                                  40,812       39,726
                                                          ---------    ---------

Cash at end of period                                     $  41,401    $  71,723
                                                          =========    =========



                             CONTINUED ON NEXT PAGE



See accompanying notes.




                             PROTOSOURCE CORPORATION
                             -----------------------

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (unaudited)




                                                          SIX-MONTH PERIOD
                                                               ENDED
                                                              JUNE 30,
                                                         2006           2005
                                                     -----------    -----------


               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                          $     7,848    $     7,578
                                                     -----------    -----------
   Income taxes                                      $      --      $      --
                                                     -----------    -----------


















See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006
                                   (unaudited)


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

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 previously filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable. These measures are imperative, as the Company has experienced extreme cash liquidity shortfalls from operations.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006
                                   (unaudited)


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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006
                                   (unaudited)


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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006
                                   (unaudited)


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

     Options and warrants to purchase 1,185,000 and 2,225,000 shares of common stock at June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share, since their inclusion would be anti-dilutive or would have no effect on net income (loss) per share.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006
                                   (unaudited)


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

     As part of this transaction, the Company also acquired an additional interest in P2i's new media business, bringing its total ownership in P2i to 19.8%.

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006
                                   (unaudited)


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
                                                                   ========

     Management tests goodwill annually for impairment.

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


Results of Operations
---------------------

Six Months ended June 30, 2006 vs. Six Months ended June 30, 2005

Net Revenues - For the six months ended June 30, 2006 and 2005, net revenues were $1,268,386 and $928,582 respectively. All revenues of the Company are attributed to the operations of P2i Newspaper, Inc. acquired January 1, 2004. The $339,804 increase in revenues over the previous year is largely attributable to a sales effort that has focused on media companies within the newspaper vertical that have a demand for the conversion of large volumes.

Operating Costs and Expenses - For the six months ended June 30, 2006, operating expenses totaled $1,127,187 versus $935,973 in 2005. Higher production expenditures necessary to meet the approximately 37% increase in revenues accounted for most of the increase in operating costs and expenses, but these cost of revenues, as a percentage of revenues, remained virtually constant, due to an expansion of production overhead (capacity) necessary to meet current and future anticipated rises in production volumes. Selling, general and administrative expenses increased $21,863, largely due to higher payroll and payroll related costs. Administrative costs principally consist of the Company's management office and personnel, professional fees associated with restructuring and maintenance of the Company, and officers' and directors' liability insurance costs.

Interest Expense - Interest expense totaled $172,323 for the six-month period ended June 30, 2006 versus $203,530 in the same period in 2005. The interest expense is a result of the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper, pending and post merger. A significant component of 2005's interest expense (about $47,000) includes residual amortization of debt issuance costs incurred during 2004. As there have been no new debt issues since April 2004, the current period reflects no amortized effect of historical debt issue costs.

Other Income (Charges) - In 2006, other charges included a $21,826 loss on disposal of computer equipment.

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)


Three Months ended June 30, 2006 vs. Three Months ended June 30, 2005

Net revenues - For the three-month periods ended June 30, 2006 and 2005, net revenues were $677,996 and $494,260, respectively. All revenues of the Company are attributed to the operations of P2i Newspaper acquired January 1, 2004. The $183,736 increase in revenues over the previous year is largely attributable to a sales effort that has focused on media companies within the newspaper vertical that have a demand for the conversion of large volumes.

Operating costs and expenses - For the three months ended June 30, 2006, operating costs and expenses totaled $612,411 versus $487,463 in 2005. Higher production expenditures, necessary to meet the approximately 37% increase in revenues, accounted for most of the increase in operating costs and expenses. Cost of revenues, as a percentage of revenues, actually increased by about 5%, due to an expansion of production overhead (capacity) necessary to meet current and future anticipated rises in production volumes. This expansion of capacity took place largely during the current quarter. Selling, and general and administrative expenses increased $3,631, largely due to higher payroll and payroll related costs.

Interest expense - Interest expense totaled $85,968 for the three-month period ended June 30, 2006 versus $83,305 in the same period in 2005. The interest expense is the result of the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper, pending and post merger. Amortization of debt issue costs had been a significant component of quarterly interest expense, but as there have been no new debt issues since April 2004, the current period reflects no amortized effect of historical debt issue costs, while the same period in 2005 contains only a small residual component totaling $4,424.

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

The Company generated positive cash flows from operating activities for each of the six-month periods ending June 30, 2006 and 2005.

Even though the Company's net loss for the six-month period ended June 30, 2006 was approximately $50,000, cash flows provided by operations approximated $178,000. In part, this was due to non-cash charges of approximately $37,000 included in the net loss, consisting primarily of depreciation and amortization of approximately $15,000 and approximately $22,000 of recorded loss on disposal of equipment. Additionally, cash flows from operations were enhanced approximately $191,000 by net positive changes in the Company's working capital components. Significant components enhancing working capital and available cash, because they were accrued during the period but unpaid, included approximately $164,000 of interest arising from the Company's convertible debt obligations, approximately $42,000 of payroll related obligations, and approximately $32,000 of supplier and service provider obligations. On the other hand, these positive contributing factors of working capital and available cash were offset during the period by certain negative components that inhibited net cash provided by operations. These included an approximately $41,000 of growth in the Company's accounts receivable and approximately $6,000 of growth in prepaid expenses. The higher receivables are entirely due to the increased level of revenues, as all accounts receivable are current. The increase in prepaid expenditures is related to ordinary operating activities.

During the six-month period ended June 30, 2006, the Company had negative cash flows from investing activities of approximately $120,000, mostly due to acquisitions of equipment and advances to directors and officers.

And during the six-month period ended June 30, 2006, we used approximately $57,000 of cash to advance funds of approximately $45,000 to a related company and for payments on capital lease obligations of approximately $12,000.

As of June 30, 2006, we had $41,401 in cash and $577,816 in accounts receivable and other current assets. Taken together with $3,864,556 of total current liabilities, this resulted in a negative working capital position of $3,245,339 at June 30, 2006.


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

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $5,560,000 as of June 30, 2006 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized, rather, management tests goodwill annually for impairment in the fourth quarter.

The Company considers its accounts receivable to be fully collectible; accordingly, the Company has a $0 allowance for doubtful accounts. The Company considers the balances of its note receivable of $162,582 and its unused services credit of $151,308 as uncollectible or unrealizable; accordingly, a $313,890 allowance was recorded in 2005.




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


Date: August 8, 2006