Form 10KSB/A
period 2005-12-31
PROTOSOURCE CORP
filed 2006-11-14
CIK 932772

U.S. SECURITIES and EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes [ ] No [ X ]

The Registrant's revenues for its most recent fiscal year were $1,938,924.

A of December 31, 2005, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $306,135 based upon a closing bid price of $0.04 per share of Common Stock on the OTC Bulletin Board.

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING
                       S DURING THE PRECEDING FIVE YEARS:

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

DOCUMENTS ARE INCORPORATED BY REFERENCE:
None.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                2005 FORM 10-KSB
                                ----------------

                                Explanatory Note


We are filing this Amendment No. 1 on Form 10-KSB to ProtoSource Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission ("the SEC") on March 30, 2006 (the Original Form 10-KSB), to reflect the restatement of our consolidated financial statements as of December 31, 2005 and for each of the years ended December 31, 2005 and 2004. (See Note 2 to the Consolidated Financial Statements.)

Certain items in Management's Discussion and Analysis have been changed to reflect the restated amounts.

This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, and represents the Company's Report on Form 10-KSB in its entirety including changes to only those items identified above.

                             PROTOSOURCE CORPORATION

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                      INDEX
                                                                           Page
                                                                           ----
PART I
-------

Item  1. Description of Business.                                           5

      2. Description of Properties.                                         9

      3. Legal Proceedings.                                                 9

      4. Submission of Matters to a Vote of Security Holders.               9

PART II
-------

Item  5. Market for Common Equity and Related Stockholder Matters
          and Small Business Issuer Purchases of Equity Securities.        10

      6. Management's Discussion and Analysis or Plan of Operation.        11

      7. Financial Statements. (F-1 to F24)                                 16

      8. Changes in and Disagreements with Accountants on
          Accounting and Fianancial Disclosure.                            16

      8A. Controls and Procedures.                                         16

      8B. Other Information.                                               16

PART III
--------

Item  9. Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act.      17

     10. Executive Compensation.                                           18

     11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.                      21

     12. Certain Relationships and Related Transactions.                   22

     13. Exhibits.                                                         23

     14. Principal Accountant Fees and Services.                           24


Signatures, Certifications, and Code of Ethics and Business Conduct:

         Signatures.                                                       25

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
        SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Since March 2002, all of our securities have traded on the OTC Bulletin Board. The following table sets forth for the periods indicated the high and low sales price per share of our common stock and our common stock purchase warrants.


For the quarter ended: Common Stock       Class A Warrants     Class B Warrants
---------------------  ------------       ----------------     ----------------
                       High     Low       High      Low         High    Low
                       ----    ---        ----      ---         ----    ---

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

Interest Expense - Interest expense totaled $368,230 for the year ended December 31, 2005 versus interest expense of $904,046 in 2004. In the current period, the interest expense is principally the result of the convertible notes obtained during 2004, 2003, and 2002 to fund operations of the Company and P2i Newspaper, pending and post merger. In the preceding year, a significant component of interest expense included amortization of debt issuance costs incurred during 2004 and 2003. As there have been no new debt issues since April 2004, the current year reflects a vast reduction of the effect of amortization of residual historical debt issue costs.

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

In consideration of SEC Proposed Rule Release 33-8098, the Company does not maintain estimates for sales returns or credits, cancellations and warranties. Due to the peculiar nature of the type of services provided and the underlying processes employed by the Company to create and deliver completed product (without defect) to its customers, there is no material exposure to what would be classified as sales returns or credits. Likewise, cancellations and or warranties are not significantly measurable in respect to the type of electronic product (internet website content) deliverable to the Company's customers; and historically, there has been no basis or need for such.


ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements of ProtoSource Corporation for the years ended December 31, 2005 and 2004 are included in this Report following the signature page of this Report:

    Cover Page                                                              F-1
    Report of Independent Registered Public Accounting Firm                 F-2
    Consolidated Balance Sheet as of December 31, 2005                      F-3
    Consolidated Statement of Operations for the years ended
     December 31, 2005 and 2004.                                            F-4
    Consolidated Statement of Stockholders' Equity (Deficiency)
     for the years ended December 31, 2005 and 2004                         F-5
    Consolidated Statement of Cash Flows for the years ended
     December 31, 2005 and 2004.                                     F-6 to F-7
    Notes to Consolidated Financial Statements                      F-8 to F-24


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

                                         Amount and Nature
                                           of Beneficial        Percent of Class
Name of Beneficial Owner (1)               Ownership (2)               (%)
---------------------------             ------------------      ----------------

Peter Wardle                               19,383,600(3)             70.5%
Thomas Butera                              19,383,600(3)             70.5%
Joseph DiMarino                                     -                   -
Mark Blanchard (4)                            461,454                 6.2%
Stewart Kalter                                      -                   -

Kent Spears                                   367,173                 4.9%
Peter J. Pappas (5)                         1,319,748                16.2%

All officers and directors as a group
(5 persons)                                   461,454                 6.2%

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

31.1        Certification Of Principal Executive Officer and Principal
                Financial Officer Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.

32.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethlehem, Pennsylvania, on November 14, 2006.


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


Signature                      Title                           Date
---------                      -----                           ----


/s/  Peter Wardle              Chief  Executive Officer       November 14, 2006
-------------------------      Chief Financial Officer
     Peter Wardle             (Principal Accounting
                               Officer), and Director

/s/  Thomas Butera             Chief  Operating Officer       November 14, 2006
-------------------------      Director
     Thomas Butera

/s/  Joseph DiMarino           Director                       November 14, 2006
-------------------------
     Thomas Butera

/s/  Mark Blanchard            Director                       November 14, 2006
-------------------------
     Mark Blanchard

/s/  Stewart Kalter            Director                       November 14, 2006
-------------------------
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

Notes to Consolidated Financial Statements                          F-8 to F-24

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $495,870 and $1,027,783 during the years ended December 31, 2005 and 2004, respectively. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                 /s/ Margolis & Company P.C.
                                                 Certified Public Accountants

Bala Cynwyd, Pennsylvania
February 28, 2006, except for the restatement discussed in Note 2 to the Consolidated Financial Statements as to which the date is November 1, 2006



                          PROTOSOURCE CORPORATION AND SUBSIDIARY
                          ======================================

                                CONSOLIDATED BALANCE SHEET
                                    DECEMBER 31, 2005
                                 (RESTATED - SEE NOTE 2)


                                          ASSETS


Current assets:
   Cash                                                                       $     40,812
   Accounts receivable - trade, net of allowance of $7,782                         256,586
   Advances to officers, net of obligations to officers                             63,302
   Amounts due from related party - P2i, Inc.                                      103,393
                                                                              ------------

       Total current assets                                                        464,093
                                                                              ------------
Property and equipment, at cost, net of
   accumulated depreciation and amortization of $497,582                            61,488
                                                                              ------------
Other assets:
   Goodwill - Acquisition of P2i Newspaper                                         375,067
   Deposits                                                                          2,359
                                                                              ------------

       Total other assets                                                          377,426
                                                                              ------------

       Total assets                                                           $    903,007
                                                                              ============


                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                              $  2,425,000
   Current portion of obligations under capital leases                              18,971
   Accounts payable                                                                 46,104
   Accrued expenses                                                              1,145,061
                                                                              ------------

       Total current liabilities                                                 3,635,136
                                                                              ------------

Obligations under capital leases, non-current portion                               11,830
Stock subscriptions payable                                                        969,345
                                                                              ------------

       Total non-current liabilities                                               981,175
                                                                              ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                             416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 8,114,829 shares issued and outstanding                        25,835,960
   Additional paid-in capital                                                    2,291,607
   Accumulated deficit                                                         (32,257,050)
                                                                              ------------

       Net  stockholders' deficiency                                            (3,713,304)
                                                                              ------------

       Total liabilities and stockholders' deficiency                         $    903,007
                                                                              ============


The notes to consolidated financial statements are an integral part of the above statement.





                                 PROTOSOURCE CORPORATION AND SUBSIDIARY
                                 ======================================

                                 CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------------------------------------

                                                                                       YEAR ENDED
                                                                                       DECEMBER 31,
                                                                               2005                    2004
                                                                           -----------             ------------
                                                                                                    (Restated -
                                                                                                    see Note 2)

Net revenues                                                               $  1,938,924            $  1,639,594
                                                                           ------------            ------------

Operating costs and expenses:
   Cost of revenues                                                           1,056,411                 916,728
   Selling, general and administrative                                          703,856                 793,429
   Depreciation and amortization                                                 85,574                 111,322
   Impairment of investment                                                        --                    24,000
                                                                           ------------            ------------

         Total operating costs and expenses                                   1,845,841               1,845,479
                                                                           ------------            ------------

         Operating income (loss)                                                 93,083                (205,885)
                                                                           ------------            ------------

Other income (charges):
   Interest expense                                                            (368,230)               (904,046)
   Investment banking fees                                                         --                  (406,844)
   Other expense                                                                   --                   (10,737)
   Loss on disposal of property and equipment                                      (138)                   --
   Provision for uncollectible note and services credit, Brand X               (313,890)                   --
   Interest income                                                                6,669                   6,316
   Other income                                                                  86,636                  17,959
                                                                           ------------            ------------

          Net other (charges)                                                  (588,953)             (1,297,352)
                                                                           ------------            ------------

Loss from continuing operations                                                (495,870)             (1,503,237)

Discontinued operations:
   Gain on disposal - ISP                                                          --                   475,454
                                                                           ------------            ------------

Net loss                                                                   ($   495,870)           ($ 1,027,783)
                                                                           ============            ============

Net loss per basic and diluted share of common stock:
   Continuing operations                                                   ($       .02)           ($       .05)
   Discontinued operations                                                         --                       .01
                                                                           ------------            ------------

Net loss                                                                   ($       .02)           ($       .04)
                                                                           ============            ============

Weighted average number of basic and
  diluted common shares outstanding                                          32,874,548              31,798,461
                                                                           ============            ============


              The notes to consolidated financial statements are an integral part of the above statement.






                                               PROTOSOURCE CORPORATION AND SUBSIDIARY
                                               ======================================

                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                              FOR THE YEARS DECEMBER 31, 2005 AND 2004
                                                    (RESTATED - SEE NOTE 2)
-----------------------------------------------------------------------------------------------------------------------------------


                            Preferred Stock            Common Stock           Common      Additional
                            ---------------            ------------            Stock        Paid-In    Accumulated
                           Shares      Amount       Shares       Amount      to be issued   Capital       Deficit         Total
                           ------      ------       ------       ------      ------------   -------       -------         -----

Balance,
  December 31, 2003,                              8,114,829   $ 25,835,960  $    700,000 $  2,464,107  ($31,103,453)  ($ 2,103,386)
  as previously stated

Prior period
  adjustment -
  see Note 2                                                                    (700,000)    (282,500)      370,056       (612,444)
                        --------    ----------  ------------  ------------  ------------  ------------  ------------   ------------
Balance,
  December 31, 2003                               8,114,829     25,835,960          --      2,181,607   (30,733,397)    (2,715,830)

Issuance of preferred
  stock in connection
  with acquisition       193,836    $  416,179                                                                             416,179
Beneficial conversion
  feature of
  convertible notes                                                                           110,000                      110,000

Net loss
                                                                                                          (1,027,783)    (1,027,783)
                        --------    ----------  ------------  ------------  ------------  ------------  ------------   ------------

Balance,
  December 31, 2004     193,836       416,179     8,114,829    25,835,960          --        2,291,607   (31,761,180)    (3,217,434)

Net loss
                                                                                                            (495,870)      (495,870)
                        --------    ----------  ------------  ------------  ------------  ------------  ------------   ------------

Balance,
  December 31, 2005      193,836    $  416,179     8,114,829  $ 25,835,960  $       --    $  2,291,607  ($32,257,050)  ($ 3,713,304)
                        ========    ==========  ============  ============  ============  ============  ============   ============


The notes to consolidated financial statements are an integral part of the above statement.




                                       PROTOSOURCE CORPORATION AND SUBSIDIARY
                                       ======================================

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
---------------------------------------------------------------------------------------------------------

                                                                                 YEAR ENDED
                                                                                 DECEMBER 31,
                                                                          2005                    2004
                                                                       ------------           -----------
                                                                                              (Restated -
                                                                                              see Note 2)

                                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net loss                                                             ($  495,870)           ($1,027,783)
  Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                          85,574                111,322
     Provision (credit) for bad debts                                         --                    7,782
     Gain on disposal -- ISP                                                  --                 (475,454)
     Impairment of investment                                                 --                   24,000
     Loss on disposal of property and equipment                                138                     29
     Amortization of debt issuance costs                                    47,067                502,618
     Amortization of beneficial conversion
       of notes payable                                                       --                  110,000
     Investment banking fees to be paid by
       issuance of common stock                                               --                  406,844
     Non-cash adjustment to accounts payable                               (63,825)                  --
     Provision for uncollectible note and
         services credit, Brand X                                          313,890                   --
     Changes in operating assets and liabilities:
       Accounts receivable                                                 (75,877)               (25,333)
       Prepaid expenses and other assets                                    20,183                 22,187
       Accounts payable                                                    (48,367)              (115,221)
       Accrued expenses                                                    313,932                267,859
                                                                       -----------            -----------

              Net cash provided by (used in) operating activities           96,845               (191,150)
                                                                       -----------            -----------

Cash flows from investing activities:
  Cash obtained from acquisition of P2i Newspaper                             --                   56,775
  Acquisitions of property and equipment                                   (10,583)                (6,013)
  Proceeds from sale of property                                               158                   --
  Collection on notes receivable - Brand X                                  55,394                 45,403
  Increase in directors and employees advances                             (16,172)              (165,755)
  Decrease in deposits                                                       5,904                   --
                                                                       -----------            -----------

              Net cash provided by (used in) investing activities           34,701                (69,590)
                                                                       -----------            -----------

                                              CONTINUED ON NEXT PAGE


The notes to consolidated financial statements are an integral part of the above statement.




                                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                                     ======================================

                               CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
---------------------------------------------------------------------------------------------------------

                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                                                              2005                 2004
                                                                            ----------          ---------

Cash flows from financing activities:
  Proceeds from borrowings                                                  $    --             $ 400,000
  Payments on obligations under capital leases                                (37,973)            (41,104)
  Net change in amount due related company                                    (92,487)            (53,888)
  Debt issuance costs incurred                                                   --               (52,000)
                                                                            ---------           ---------

           Net cash provided by (used in) financing activities               (130,460)            253,008
                                                                            ---------           ---------

Net increase (decrease) in cash                                                 1,086              (7,732)

Cash at beginning of year                                                      39,726              47,458
                                                                            ---------           ---------

Cash at end of year                                                         $  40,812           $  39,726
                                                                            =========           =========




                             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                                  $  31,275           $  23,199
                                                                            ---------           ---------
  Income taxes                                                              $    --             $    --
                                                                            ---------           ---------




               SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with financing                       $    --             $ 195,000
Issuance of preferred stock in connection with acquisition                       --               416,179
Acquisition of equipment under capital lease obligation                        26,768                --
Sale of ISP Division in exchange for note receivable
  and credit for future services                                                 --               475,454


The notes to consolidated financial statements are an integral part of the above statement.



                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
-------------------------------------------------------------------------------

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

         Impairment - With respect to the Company's investment in P2i, Inc., an impairment charge of $24,000 was recognized for the year ended December 31, 2004, as there was a decline in the fair value of the investment below its cost, which was considered other than temporary. As of December 31, 2004, the investment in P2i, Inc. has been effectively written down to $0. The fair value was based on financial projections, consultation with the Company's investment banker and an outside consultant, and management's estimates. Effective January 1, 2004, the Company acquired P2i's Print-to-Internet business (see Note 9).

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

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the following pro forma amounts for the years ended December 31, 2005 and 2004:

                                                                 2005                     2004
                                                                  ----                    ----
         Net loss:
           As reported                                        ($  495,870)             ($1,230,227)
           Deduct:
             Total stock-based compensation
               determined under Black-Scholes
               option valuation model for all awards,
               net of income taxes                                  (--)                   (35,000)
                                                              -----------              -----------

         Pro forma                                            ($  495,870)             ($1,265,227)
                                                              ===========              ===========

         Net loss per share of common stock:
           As reported                                        ($         .02)          ($      .04)
           Pro forma                                          ($         .02)          ($      .04)


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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


2.       Restatement of Financial Statements

Balance Sheet:
                                                          December 31, 2005
                                                  As Originally           As
                                                    Reported           Restated
                                                    --------           --------

Stock subscription payable (a)                    $       --       $    969,345

Stockholders' deficiency:
     Common stock, to be issued,
       no par value, 5,376,188 shares (a)              969,345             --

      Additional paid-in capital (b)                 2,864,107        2,291,607

      Accumulated deficit (b)                      (32,829,550)     (32,257,050)

Net stockholders' deficiency (a)                    (2,743,959)      (3,713,304)


     (a) The Company has reclassified the amount of $969,345 from stockholders' deficiency (common stock to be issued) to non-current liabilities representing the current value of 5,376,188 shares of common stock to be issued to certain debt holders in accordance to loan agreements and the Company's investment banker in connection with services provided, such stock to be issued upon authorization by the Company's stockholders.

     (b) The reduction in additional paid-in capital and accumulated deficit reflects a prior period adjustment of $76,216 for the correction of the computation of the beneficial conversion feature of convertible notes which should have been allocated to the year ended December 31, 2002, as well as computational corrections reducing the amounts of the beneficial conversion feature by $358,716 and $290,000 in 2003 and 2004, respectively.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


2.       Restatement of Financial Statements - Continued


Statement of Operations:

                                                               Year Ended December 31,
                                                 2005                                         2004
                                                 ----                                         ----
                                  As Originally              As               As Originally                As
                                    Reported              Restated              Reported                Restated
                                    --------              --------              --------                --------

Interest expense (a)             $   368,230            $   368,230            $ 1,106,490            $   904,046

Loss from continuing
  operations (a)                    (495,870)              (495,870)            (1,705,681)            (1,503,237)

Net loss (a)                        (495,870)              (495,870)            (1,230,227)            (1,027,783)

Net loss per basic and
  diluted share of
  common stock                          (.02)                  (.02)                  (.04)                  (.04)


     (a) The Company reduced the amount of interest expense in 2004 by $202,444, as a result of the correction of the computation of the beneficial conversion feature of convertible notes and amortization of debt issuance costs.


Statement of Cash Flows:

                                                        Year Ended December 31,
                                                2005                                    2004
                                                ----                                    ----
                                  As Originally           As             As Originally             As
                                    Reported           Restated             Reported            Restated
                                    --------           --------             --------            --------

Net cash provided by (used in):
   Operating activities            $  96,845           $  96,845           ($191,150)          ($191,150)

   Investing activities               34,701              34,701             (69,590)            (69,590)

   Financing activities             (130,460)           (130,460)            253,008             253,008




                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


2.       Restatement of Financial Statements - Continued
         -----------------------------------------------

Statement of Stockholders' Equity (Deficiency):

                                                               December 31,
                                            2005                                          2004
                                            ----                                          ----
                            As Originally               As                As Originally               As
                              Reported               Restated               Reported                Restated
                              --------               --------               --------                --------

Common stock to be
   issued (a)              $    969,345            $       --              $    969,345            $       --

Additional paid-in
   capital (b)                2,864,107               2,291,607               2,864,107               2,291,607

Accumulated
 deficit (b)                (32,829,550)            (32,257,050)            (32,333,680)            (31,761,180)

Comprehensive
    loss (c)                   (495,870)               (495,870)             (1,230,227)             (1,027,783)


     (a) The Company has reclassified the amount of $969,345 at December 31, 2004 from stockholders' deficiency (common stock to be issued) to non-current liabilities representing the current value of the cumulative amount of 5,376,188 shares of common stock to be issued to certain debt holders in accordance to loan agreements and the Company's investment banker in connection with services provided, such stock to be issued when it becomes available.

     (b) The reduction in additional paid-in capital and accumulated deficit for 2004 reflects a prior period adjustment of $282,500 for the correction of the computation of the beneficial conversion feature of convertible notes which should have been allocated to the years ended December 31, 2002 and 2003, as well as computational corrections reducing the amounts of the beneficial conversion feature by $290,000 in 2004.

     (c) The Company reduced the amount of interest expense in 2004 by $202,444 as a result of the correction of the computation of the beneficial conversion feature of convertible notes and amortization of debt issuance costs.

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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


4.       Notes Payable
         -------------

         Notes payable of $2,425,000 is composed of 32 individual notes executed during the period beginning March 2002 and continuing through April 2004. These notes, which are secured by the assets of ProtoSource and P2i Newspaper, range between $25,000 and $200,000 on their face. All notes are one-year renewable 10% interest (per annum) convertible promissory notes. Each note can be prepaid, in whole or in part, without premium or penalty, at any time. Upon prepayment of the entire principle amount of a note, all accrued, but unpaid interest shall be paid to the holder on the date of prepayment. At any time prior to or at the time of repayment, the holder may elect to convert some or all of the principal and interest owing into shares of the Company's common stock. The conversion rate shall equal the amount to be converted, divided by each note's predetermined conversion price established at note issuance or renewal. {Conversion prices, after a series of renewals, range between $0.0667 and $0.10.} As a result of the beneficial conversion feature of these notes, through December 31, 2005, the Company has recognized $1,852,500 as interest expense and additional paid-in capital. Also in connection with the issuance of these notes, as an added inducement to loan to the Company, the Company entered into accompanying subscription agreements to provide each note-holder shares of its no par value common stock. As a result, the Company issued or will issue a total of 7,006,226 shares of common stock valued at approximately $1,844,168.

         In respect to the notes (as discussed in the preceding paragraph) during the years ended December 31, 2005 and 2004, the Company issued $0 and $400,000, respectively, of promissory notes in exchange for amounts borrowed from individuals. As the result of the beneficial conversion feature of these notes, in 2005 and 2004, $0 and $110,000, respectively, has been recognized as interest expense and additional paid-in capital. Additionally, in connection with the issuance of these particular notes, the Company issued or will issue 0 and 2,000,000 shares of common stock for 2005 and 2004, respectively. These shares are valued at approximately $0 for 2005 and $195,000 for 2004 and have been amortized to interest expense on a monthly basis over the one-year term of the notes. Additionally, as a further requirement pertaining to the issuance of these notes, the Company will issue 0 and 550,000 warrants pertaining to 2005 and 2004, respectively, to the underwriter. The value of the warrants is considered to have a deminimus value for 2004.

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


6.       Preferred Stock
         ---------------

         The authorized preferred stock of the Company consists of 5,000,000 shares, no par value Series B Convertible Preferred Stock. {193,836 shares are issued and outstanding.} The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval.

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


9.       Acquisition
         -----------

         On February 13, 2003, the Company announced an agreement and Plan of Merger to acquire all of the outstanding capital stock of P2i Newspaper, Inc., a Delaware corporation ("P2i Newspaper") and a wholly-owned subsidiary of P2i, Inc., a Pennsylvania corporation ("P2i"), in exchange for the issuance of up to 19,383,531 shares of ProtoSource common stock and satisfaction of the existing P2i debt to the Company (the "Agreement"). {As consideration for the satisfaction of P2i debt, the Company will increase its total ownership in P2i to 19.8%.}

         The 19,383,531 shares will be reduced by the number of shares equal to the total fees incurred to audit the financial statements of P2i, or P2i Newspaper, divided by $0.50 (the "Adjusted Shares"). The Adjusted Shares shall be subject to a three-year lock-up, which may be released upon the stock price and volume reaching established thresholds.

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


9.       Acquisition - Continued
         -----------------------

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
                                                                       ========


         The acquisition of P2i Newspaper was the central component of the transaction between the Company and P2i; however, in further accordance to the agreement, as a consideration for the satisfaction of P2i's existing debt to the Company (i.e., $1,705,062 in notes receivable plus accrued interest), the Company acquired an additional interest in P2i's new media business, bringing the Company's total ownership in P2i to 19.8%. However, despite the increased ownership of P2i, the ownership in P2i is considered to be of deminimus value and therefore has no classification within the Company's financial statements.


10.      Concentrations of Credit Risk
         -----------------------------

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


13.      Concentrations
         --------------

         Revenues for the years ended December 31, 2005 and 2004 include revenues from one major customer that accounted for 29% and 20%, respectively, of total Company revenues. Accounts receivable from this customer amounted to 33% and 18% of the Company's total accounts receivable at December 31, 2005 and 2004, respectively.