Form 10QSB
period 2006-09-30
PROTOSOURCE CORP
filed 2006-11-14
CIK 932772

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

For the Quarterly Period ended September 30, 2006

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

There were 8,114,829 shares of the registrant's common stock, no par value, outstanding as of September 30, 2006.

                             PROTOSOURCE CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               SEPTEMBER 30, 2006
--------------------------------------------------------------------------------


                                      INDEX
                                      -----


Part I - Financial Information (unaudited):

         Item 1.  Condensed consolidated balance sheet -
                  September 30, 2006                                         3

                  Condensed consolidated statement of
                  operations for the nine-month and three-month
                  periods ended September 30, 2006 and 2005                  4

                  Condensed consolidated statement of
                  stockholders' deficiency for the nine-month
                  period ended September 30, 2006                            5

                  Condensed consolidated statement of cash flows
                  for the nine-month periods ended September 30,
                  2006 and 2005                                          6 & 7

                  Notes to condensed consolidated financial
                  statements - for the nine-month period ended
                  September 30, 2006                                   8 to 13

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

                             PROTOSOURCE CORPORATION
                             ========================

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
   Cash                                                            $     28,502
   Accounts receivable - trade, net of allowance of $0                  284,172
   Advances to officers, net of obligations to officers                 147,114
   Amounts due from related party - P2i, Inc.                           170,311
   Prepaid expenses and other                                             8,984
                                                                   ------------

           Total current assets                                         639,083
                                                                   ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of $492,985                 87,494
                                                                   ------------

Other assets:
   Goodwill - Acquisition of P2i Newspaper                              375,067
   Deposits                                                               8,274
                                                                   ------------

           Total other assets                                           383,341
                                                                   ------------

           Total assets                                            $  1,109,918
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                   $  2,425,000
   Current portion of obligations under capital leases                   27,291
   Accounts payable                                                      61,144
   Accrued expenses                                                   1,425,079
                                                                   ------------

           Total current liabilities                                  3,938,514
                                                                   ------------

Obligations under capital leases, non-current portion                    11,544
Stock subscriptions payable                                             969,345
                                                                   ------------

           Total non-current liabilities                                980,889
                                                                   ------------

Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                  416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 8,114,829 shares issued and outstanding             25,835,960
   Additional paid-in capital                                         2,291,607
   Accumulated deficit                                              (32,353,231)
                                                                   ------------

           Net stockholders' deficiency                              (3,809,485)
                                                                   ------------

           Total liabilities and net stockholders' deficiency      $  1,109,918
                                                                   ============

See accompanying notes.



                                                  PROTOSOURCE CORPORATION
                                                  =======================

                                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                        (unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                        NINE-MONTH                     THREE MONTH
                                                                       PERIOD ENDED                    PERIOD ENDED
                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   2006            2005            2006            2005
                                                                   ----            ----            ----            ----
Net revenues                                                   $  1,910,331    $  1,404,059    $    641,945    $    475,477
                                                               ------------    ------------    ------------    ------------

Operating costs and expenses:
  Cost of revenues                                                1,104,603         762,531         393,962         242,644
  Selling, general and administrative                               585,316         565,729         184,182         186,457
  Depreciation and amortization                                      34,672          55,388          19,260          18,574
  Loss on disposal of property and equipment                         21,826            --              --              --
                                                               ------------    ------------    ------------    ------------


           Total operating costs and expenses                     1,746,417       1,383,648         597,404         447,675
                                                               ------------    ------------    ------------    ------------

           Operating income (loss)                                  163,914          20,411          44,541          27,802
                                                               ------------    ------------    ------------    ------------


Other income (charges):
  Interest income                                                      --             5,182            --             1,608
  Recovery of charged-off amounts                                     1,600            --            1,600             --
  Other income                                                        7,441          18,148            --             8,707
  Interest expense                                                 (262,914)       (282,557)        (90,591)        (79,027)
  Other expense                                                      (6,222)           --            (1,418)           --
                                                               ------------    ------------    ------------    ------------

           Net other (charges)                                     (260,095)       (259,227)        (90,409)        (68,712)

Net loss                                                       ($    96,181)   ($   238,816)   ($    45,868)   ($    40,910)
                                                               ============    ============    ============    ===========

Net loss per basic and diluted share of common stock           ($      --  )   ($       .01)   ($      --  )   ($      --  )
                                                               ============    ============    ============    ============

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





                                                     PROTOSOURCE CORPORATION
                                                     =======================

                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                      FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006
                                                          (unaudited)
----------------------------------------------------------------------------------------------------------------------------------


                                    Preferred Stock                Common Stock          Additional
                                    ---------------                ------------          Paid-In     Accumulated
                                Shares         Amount         Shares       Amount         Capital       Deficit           Total
                              ---------    ------------      ---------   -----------    ------------   ------------    -----------

Balance, December 31, 2005      193,836    $    416,179      8,114,829   $ 25,835,960   $  2,291,607   ($32,257,050)   ($ 3,713,304)

Net loss
                                                                                                            (96,181)        (96,181)

Balance, September 30, 2006     193,836    $    416,179      8,114,829   $ 25,835,960   $  2,291,607   ($32,353,231)   ($ 3,809,485)
                              =========    ============   ============   ============   ============   ============    ============







See accompanying notes.





                                       PROTOSOURCE CORPORATION
                                       =======================

                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (unaudited)
----------------------------------------------------------------------------------------------------


                                                                       NINE-MONTH PERIOD
                                                                             ENDED
                                                                          SEPTEMBER 30,
                                                                    2006                    2005
                                                                 ----------              ----------

                                          INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                      ($ 96,181)              ($238,816)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                                  34,672                  55,388
     Amortization of debt issuance costs                              --                    47,067
     Loss on disposal of property and equipment                     21,826                    --
   Changes in operating assets and liabilities:
     Accounts receivable                                           (27,586)                (15,447)
     Prepaid expenses and other assets                              (2,993)                 12,750
     Accounts payable                                               15,040                 (34,013)
     Accrued expenses                                              284,931                 292,356
                                                                 ---------               ---------

              Net cash provided by operating activities            229,709                 119,285
                                                                 ---------               ---------

Cash flows from investing activities:
   Acquisitions of property and equipment                          (55,676)                 (2,302)
   Deposits                                                         (5,914)                  4,013
   Collection on notes receivable - Brand X                           --                    41,365
   Net change in amount due related company                        (71,800)                (62,335)
   Increase in directors and employee advances                     (89,836)                (58,851)
                                                                 ---------               ---------

              Net cash (used in) investing activities             (223,226)                (78,110)
                                                                 ---------               ---------

Cash flows from financing activities:
   Payments on obligations under capital leases                    (18,793)                (30,780)
                                                                 ---------               ---------

              Net cash (used in) financing activities              (18,793)                (30,780)
                                                                 ---------               ---------

Net increase (decrease) in cash                                    (12,310)                 10,395

Cash at beginning of period                                         40,812                  39,726
                                                                 ---------               ---------

Cash at end of period                                            $  28,502               $  50,121
                                                                 =========               =========


                                                 CONTINUED ON NEXT PAGE


See accompanying notes.







                                             PROTOSOURCE CORPORATION
                                             =======================

                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                                   (unaudited)
-------------------------------------------------------------------------------------------------------------


                                                                                      NINE-MONTH PERIOD
                                                                                           ENDED
                                                                                         SEPTEMBER 30,
                                                                                    2006             2005
                                                                                  --------         -------

                             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                                        $13,078          $ 9,336
                                                                                   -------          -------
   Income taxes                                                                    $  --            $  --
                                                                                   -------          -------


                       SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of equipment under capital lease obligation                            $26,827          $  --
                                                                                   -------          -------







See accompanying notes.




                             PROTOSOURCE CORPORATION
                             =======================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

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

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 previously filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable. These measures are imperative, as the Company has experienced extreme cash liquidity shortfalls from operations.

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

                             PROTOSOURCE CORPORATION
                             =======================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

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

                             PROTOSOURCE CORPORATION
                             =======================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

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

                             PROTOSOURCE CORPORATION
                             =======================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

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

     Options and warrants to purchase 1,185,000 and 2,225,000 shares of common stock at September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share, since their inclusion would be anti-dilutive or would have no effect on net income (loss) per share.

     Reclassifications - Certain reclassifications have been made to the 2005 financial statement presentation for comparability with the 2006 financial statements.


2.   Recently Issued Accounting Standards
     ------------------------------------

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

                             PROTOSOURCE CORPORATION
                             =======================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

3.   Sale of ISP Division - Continued
     --------------------------------

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

                             PROTOSOURCE CORPORATION
                             =======================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

4.   Acquisition - Continued
     -----------------------

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

                             PROTOSOURCE CORPORATION
                             =======================

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


Results of Operations
---------------------

Nine Months ended September 30, 2006 vs. Nine Months ended September 30, 2005

Net Revenues - For the nine months ended September 30, 2006 and 2005, net revenues were $1,910,331 and $1,404,059 respectively. All revenues of the Company are attributed to the operations of P2i Newspaper, Inc. acquired January 1, 2004. The $506,272 increase in revenues over the previous year is largely attributable to a sales effort that has focused on media companies within the newspaper vertical that have a demand for the conversion of large volumes.

Operating Costs and Expenses - For the nine months ended September 30, 2006, operating costs and expenses totaled $1,746,417 versus $1,383,648 in 2005. Higher production expenditures necessary to meet the approximately 36% increase in revenues accounted for most of the increase in operating costs and expenses, but these cost of revenues, as a percentage of revenues, had risen about 3.5%, due in part to an expansion of production overhead (capacity) necessary to meet current and future anticipated rises in production volumes and the establishment of new service capabilities. Selling, general and administrative expenses increased $19,587, largely due to higher payroll and payroll related costs and increased overseas travel. Administrative costs principally consist of the Company's management office and personnel, professional fees associated with restructuring and maintenance of the Company, and officers' and directors' liability insurance costs. In 2006, operating costs and expenses included a $21,826 loss on disposal of computer equipment.

Interest Expense - Interest expense totaled $262,914 for the nine-month period ended September 30, 2006 versus $282,557 in the same period in 2005. The interest expense is a result of the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper, pending and post merger. A significant component of 2005's interest expense (about $47,000) includes residual amortization of debt issuance costs incurred during 2004. As there have been no new debt issues since April 2004, the current period reflects no amortized effect of historical debt issue costs.

                             PROTOSOURCE CORPORATION
                             =======================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Three Months ended September 30, 2006 vs. Three Months ended September 30, 2005

Net revenues - For the three-month periods ended September 30, 2006 and 2005, net revenues were $641,945 and $475,477, respectively. All revenues of the Company are attributed to the operations of P2i Newspaper acquired January 1, 2004. The $166,468 increase in revenues over the previous year is largely attributable to a sales effort that has focused on media companies within the newspaper vertical that have a demand for the conversion of large volumes.

Operating costs and expenses - For the three months ended September 30, 2006, operating costs and expenses totaled $597,404 versus $447,675 in 2005. Higher production expenditures, necessary to meet the approximately 35% increase in revenues, accounted for most of the increase in operating costs and expenses. Cost of revenues, as a percentage of revenues, actually increased by about 10%, due to an expansion of production overhead (capacity) necessary to meet current and future anticipated rises in production volumes and the establishment of new service capabilities. This expansion of capacity took place largely during the second and current quarter. Quarterly selling, general and administrative expenses did not materially differ from the same quarter in the previous year.

Interest expense - Interest expense totaled $90,591 for the three-month period ended September 30, 2006 versus $79,027 in the same period in 2005. The interest expense is the result of the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper, pending and post merger. Historically, amortization of debt issue costs had been a significant component of quarterly interest expense, but as there have been no new debt issues since April 2004, the current quarter and the same quarter last year reflects no amortized effect of historical debt issue costs.

                             PROTOSOURCE CORPORATION
                             =======================

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

The Company experienced a negative cash flow for the nine-month period ending September 30, 2006 versus a positive cash flow from operating activities for the nine-month period ending September 30, 2005.

Even though the Company's net loss for the nine-month period ended September 30, 2006 was approximately $96,000, cash flows provided by operations approximated $230,000. In part, this was due to non-cash charges of approximately $56,000 included in the net loss, consisting primarily of depreciation and amortization of approximately $34,000 and approximately $22,000 of recorded loss on disposal of equipment. Additionally, cash flows from operations were enhanced approximately $270,000 by net positive changes in the Company's working capital components. Significant components enhancing working capital and available cash, because they were accrued during the period but unpaid, included approximately $250,000 of interest arising from the Company's convertible debt obligations, approximately $25,000 of payroll related obligations, and approximately $25,000 of supplier and service provider obligations. On the other hand, these positive contributing factors of working capital and available cash were offset during the period by certain negative components that inhibited net cash provided by operations. These included an approximately $28,000 of growth in the Company's accounts receivable and approximately $3,000 of growth in prepaid expenses. The higher receivables are entirely due to the increased level of revenues, as all accounts receivable are current. The increase in prepaid expenditures is related to ordinary operating activities.

During the nine-month period ended September 30, 2006, the Company had negative cash flows from investing activities of approximately $223,000. This consisted of approximately $56,000 for acquisitions of new equipment, approximately $6,000 for deposit requirements, approximately $90,000 of advances to directors and officers, and approximately $72,000 of cash advanced to a related company.

And during the nine-month period ended September 30, 2006, the Company used, through its financing activities, approximately $19,000 of funds for payments on capital lease obligations.

As of September 30, 2006, the Company had $28,502 in cash and $610,581 in accounts receivable and other current assets. Taken together with $3,938,514 of total current liabilities, this resulted in a negative working capital position of $3,299,431 at September 30, 2006.


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

                             PROTOSOURCE CORPORATION
                             =======================

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

                             PROTOSOURCE CORPORATION
                             =======================

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

On October 15, 2005, the Company entered into a 24-month term capital lease agreement with Bankers Capital for the purchase of computer and computer related items valued at $27,767 with monthly lease payments of $1,596 each. The lease term expires September 14, 2007 and the residual maturity date is October 15, 2007 with a $1.00 purchase option. $3,487 was paid to Bankers Capital at the start of the lease to cover the first payment, one payment held for a security deposit, and for UCC filing and documentation fees. Company officers, Peter A. Wardle and Thomas C. Butera, are personal Guarantors of this agreement.

On July 15, 2006, the Company entered into a 24-month term capital lease agreement with Bankers Capital for the purchase of computer and computer related items valued at $26,827 with monthly lease payments of $1,521 each. The lease term expires June 14, 2008 and the residual maturity date is July 15, 2008 with a $1.00 purchase option. $3,438 was paid to Bankers Capital at the start of the lease to cover the first payment, one payment held for a security deposit, and for UCC filing and documentation fees. Company officers, Peter A. Wardle and Thomas C. Butera, are personal Guarantors of this agreement.

                             PROTOSOURCE CORPORATION
                             =======================

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

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $5,560,000 as of September 30, 2006 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

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

Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1 - Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of CEO and CFO pursuant to 18 U.S.C.  Section 1350

                             PROTOSOURCE CORPORATION
                             =======================

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


Date: November 15, 2006