Form 10KSB/A
period 2004-12-30
PROTOSOURCE CORP
filed 2006-11-15
CIK 932772

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

                                2004 FORM 10-KSB
                                ----------------

                                Explanatory Note


We are filing this Amendment No. 1 on Form 10-KSB to ProtoSource Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, which was originally filed with the Securities and Exchange Commission ("the SEC") on March 31, 2005 (the Original Form 10-KSB), to reflect the restatement of our consolidated financial statements as of December 31, 2004 and for each of the years ended December 31, 2004 and 2003. (See Note 2 to the Consolidated Financial Statements.)

Certain items in Management's Discussion and Analysis have been changed to reflect the restated amounts.

This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, and represents the Company's Report on Form 10-KSB in its entirety including changes to only those items identified in Note 2 to the Consolidated Financial Statements.)

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


Operating Costs And Expenses

For the year ended December 31, 2004, operating costs and expenses totaled $1,845,479 versus $442,243 in 2003. The Company's cost-of-revenues, selling, general and administrative expenses increased by $1,403,236, principally due to the operations of P2i Newspaper. Administrative fees principally consist of the Company's management office and personnel, professional fees associated with restructuring and maintenance of the Company, and officers' and directors' liability insurance costs. In addition, the Company had impairment charges of $24,000 and $81,000 in 2004 and 2003, respectively, in connection with the Company's investment in P2i, Inc.


Interest Expense

Interest expense totaled $904,046 for the year ended December 31, 2004 versus interest expense of $1,653,031 in 2003. The decrease in interest expense is a result of a significant reduction in convertible notes obtained during 2004 as compared to 2003 to fund the operations of the Company and January 1, 2004 P2i merger. As a result, amortization of debt issuance costs became a far smaller component of interest expense in 2004 than in 2003.


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


Liquidity and Capital Resources


The Company assesses liquidity by its ability to generate cash to fund its operations. Significant factors that affect the management of liquidity include: current balances of cash, expected cash flows provided by operations, current levels of accounts receivable and accounts payable balances, access to financing sources and expected investment in equipment.

The Company used cash in excess of its working capital requirements for the year ended December 31, 2004. Net cash of approximately $191,000 was used in operations despite adjustments for non-cash charges of approximately $1,163,000 included in the Company's net loss of $1,027,783. These non-cash charges included depreciation and amortization of $111,322, a provision for bad debts of $7,782, a $24,000 impairment of the Company's investment in Infosis, $612,618 of amortized debt issuance costs and conversion benefits of convertible notes payable, and the recognition of $406,844 of investment banking fees originally recorded in fiscal 2002 as a deferred charge (with a credit to stock subscriptions payable related to the then pending acquisition of P2i Newspaper). In addition to these positive adjustments to cash flows from operations was a net favorable increase in the Company's net working capital components of $149,492, most of which pertained to accrued but unpaid interest on the Company's convertible debt. However, despite these favorable adjustments to net cash from operations, there was an unfavorable adjustment of $475,454 due to the non-cash credit attributable to the gain realized on the sale of the ISP division to Brand X Networks on January 1, 2004.

During the period, the Company realized a net negative cash flow from its investing activities of approximately $70,000. The largest negative component was approximately $166,000 of advances to the Company's directors and officers. However this was offset by approximately $102,000 of collections on the Brand X note receivable and cash obtained from the P2i Newspaper acquisition.

During the period the Company obtained $348,000 of net funds through its issuance of convertible debt, but used approximately $95,000 of cash to advance funds to a related company and for payments on its capital lease obligations.

As of December 31, 2004, the Company had $39,726 in cash and $475,050 in accounts receivable and other current assets. Taken together with $3,449,278 of total current liabilities, this resulted in a negative working capital position of $2,934,502 at December 31, 2004.

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

ITEM 7. FINANCIAL STATEMENTS


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

                                    PART III

ITEM 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

Executive Officers, Directors, Director Nominees And Key Employees

Our executive officers, directors and key employees and their ages and positions with us are as follows:

NAME                                POSITION
----                                --------
Peter Wardle, 50                    Chief Executive Officer, President,
                                    Chief Financial Officer and Director
Thomas Butera, 38                   Chief Operating Officer and Director
Joseph DiMarino, 62                 Director
Mark Blanchard, 52                  Director
Stewart Kalter, 34                  Director

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

                                                                                       Long Term
Name and                                                                             Compensation
Principal                                    Other        Annual    All Other      Awards/Securities
Position              Year    Salary ($)  Compensation    Bonus    Compensation   Underlying Options(#)
--------              ----    ----------  ------------    -----    ------------   ---------------------
Peter Wardle, CEO     2004     $125,000         -           -            -                 -
Thomas Butera, COO    2004     $112,500         -           -            -                 -
William Conis,        2002     $ 89,519         -           -            -                 -
 Former Chief         2001     $182,291         -           -            -              $50,000
 Executive Officer    2000     $163,333    $12,000(1)       -            -                 -

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

                                         Amount and Nature
                                           of Beneficial        Percent of Class
Name of Beneficial Owner (1)               Ownership (2)               (%)
----------------------------               -------------               ---

Peter Wardle                               19,383,600(3)             70.5%
Thomas Butera                              19,383,600(3)             70.5%
Joseph DiMarino                                     -                   -
Mark Blanchard (4)                            461,454                 6.2%
Stewart Kalter                                      -                   -

Kent Spears                                   367,173                 4.9%
Peter J. Pappas (5)                         1,319,748                16.2%

All officers and directors as a group
(5 persons)                                   461,454                 6.2%

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethlehem, Pennsylvania, on November 10, 2006.

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


Signature                       Title                           Date
---------                       -----                           ----


/s/  Peter Wardle               Chief  Executive Officer       November 10, 2006
--------------------------      Chief Financial Officer
     Peter Wardle              (Principal Accounting
                                Officer), and Director

/s/  Thomas Butera              Chief  Operating Officer       November 10, 2006
--------------------------      Director
     Thomas Butera

/s/  Joseph DiMarino            Director                       November 10, 2006
--------------------------
     Thomas Butera

/s/  Mark Blanchard             Director                       November 10, 2006
--------------------------
     Mark Blanchard

/s/  Stewart Kalter             Director                       November 10, 2006
--------------------------
     Stewart Kalter

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $1,027,783 and $3,845,612 during the years ended December 31, 2004 and 2003, respectively. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                 /s/ Margolis & Company P.C.
                                                 ---------------------------
                                                 Certified Public Accountants

Bala Cynwyd, Pennsylvania
March 9, 2005, except for the restatement discussed in Note 2 to the Consolidated Financial Statements as to which the date is November 1, 2006


                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                             (RESTATED - SEE NOTE 2)
----------------------------------------------------------------------------------

                                     ASSETS

Current assets:
   Cash                                                               $     39,726
   Accounts receivable - trade, net of allowance of $7,782                 180,709
   Advances to officers, net of obligations to officers                     47,130
   Amounts due from related party - P2i, Inc.                               10,906
   Note receivable, current portion                                         64,814
   Prepaid expenses and other                                              171,491
                                                                      ------------

       Total current assets                                                514,776
                                                                      ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of $414,671                   110,008
                                                                      ------------

Other assets:
   Note receivable, non-current portion - Brand X Networks, Inc.           153,162
   Goodwill - Acquisition of P2i Newspaper                                 375,067
   Debt issuance costs, net of accumulated amortization of $199,933         47,067
   Deposits                                                                  8,263
                                                                      ------------

       Total other assets                                                  583,559
                                                                      ------------

       Total assets                                                   $  1,208,343
                                                                      ============



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                      $  2,425,000
   Current portion of obligations under capital leases                      34,852
   Accounts payable                                                        158,297
   Accrued expenses                                                        831,129
                                                                      ------------

       Total current liabilities                                         3,449,278
                                                                      ------------

Obligations under capital leases, non-current portion                        7,154
Stock subscriptions payable                                                969,345
                                                                      ------------

       Total non-current liabilities                                       976,499
                                                                      ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 issued and outstanding                            416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 8,114,829 shares issued and outstanding                25,835,960
   Additional paid-in capital                                            2,291,607
   Accumulated deficit                                                 (31,761,180)
                                                                      ------------

       Net  stockholders' deficiency                                    (3,217,434)
                                                                      ------------

       Total liabilities and stockholders' deficiency                 $  1,208,343
                                                                      ============


The notes to consolidated financial statements are an integral part of the above statement.


                        PROTOSOURCE CORPORATION AND SUBSIDIARY
                        --------------------------------------

                         CONSOLIDATED STATEMENT OF OPERATIONS
                                (RESTATED - SEE NOTE 2)
---------------------------------------------------------------------------------------

                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                                               2004            2003
                                                           ------------    ------------

Net revenues                                               $  1,639,594    $       --
                                                           ------------    ------------

Operating costs and expenses:
   Cost of revenues                                             916,728            --
   Selling, general and administrative                          793,429         352,517
   Depreciation and amortization                                111,322           8,726
   Impairment of investment                                      24,000          81,000
                                                           ------------    ------------

         Total operating costs and expenses                   1,845,479         442,243
                                                           ------------    ------------

         Operating loss                                        (205,885)       (442,243)
                                                           ------------    ------------

Other income (charges):
   Interest expense                                            (904,046)     (1,653,031)
   Investment banking fees                                     (406,844)           --
   Other expense                                                (10,737)           --
   Write-off of notes and interest receivable, P2i, Inc.           --        (1,705,062)
   Loss on sale of marketable securities                           --           (65,942)
   Interest income                                                6,316            --
   Other income                                                  17,959          20,666
                                                           ------------    ------------

          Net other (charges)                                (1,297,352)     (3,403,369)
                                                           ------------    ------------


Loss from continuing operations                              (1,503,237)     (3,845,612)

Discontinued operations:
   Gain on disposal - ISP                                       475,454            --
                                                           ------------    ------------

Net loss                                                   ($ 1,027,783)   ($ 3,845,612)
                                                           ============    ============


Net loss per basic and diluted share of common stock:
   Continuing operations                                   ($       .05)   ($       .47)
   Discontinued operations                                          .01            --
                                                           ------------    ------------

Net loss                                                   ($       .04)   ($       .47)
                                                           ============    ============

Weighted average number of basic and
  diluted common shares outstanding                          31,798,461       8,202,405
                                                           ============    ============



The notes to consolidated financial statements are an integral part of the above statement.


                                             PROTOSOURCE CORPORATION AND SUBSIDIARY
                                             --------------------------------------

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                           FOR THE YEARS DECEMBER 31, 2004 AND 2003
                                                   (RESTATED - SEE NOTE 2)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                      Accumulated
                                                Preferred Stock                Common Stock            Additional        Other
                                          ---------------------------   ---------------------------      Paid-In     Comprehensive
                                             Shares         Amount         Shares         Amount         Capital        (Loss)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2002
  as previously stated                            --             --        7,489,829   $ 25,635,960   $  1,487,891   ($    62,069)

Prior period adjustment
  see Note 2                                      --             --             --             --           76,216           --
                                          ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2002                        --             --        7,489,829     25,635,960      1,564,107        (62,069)

Issuance of common stock in
  connection with financing                       --             --          625,000        200,000           --             --
Beneficial conversion feature of
  convertible notes                               --             --             --             --          617,500           --
Other comprehensive (loss), net of tax:
  Unrealized (loss) on marketable
    securities                                    --             --             --             --             --           (3,873)
  Reclassification adjustment for
    losses included in net loss                   --             --             --             --             --           65,942

Net loss                                          --             --             --             --             --             --
                                          ------------   ------------   ------------   ------------   ------------   ------------

Total Comprehensive (loss)                        --             --             --             --             --             --


Balance, December 31, 2003                        --             --        8,114,829     25,835,960      2,181,607           --


Issuance of preferred stock in
  connection with acquisition                  193,836   $    416,179           --             --             --             --
Beneficial conversion feature of
  convertible notes                               --             --             --             --          110,000           --

Net loss                                          --             --             --             --             --             --
                                          ------------   ------------   ------------   ------------   ------------   ------------

Total Comprehensive (loss)                        --             --             --             --             --             --


Balance, December 31, 2004                     193,836   $    416,179      8,114,829   $ 25,835,960   $  2,291,607   $       --
                                          ============   ============   ============   ============   ============   ============


Table continues below.

                                                                         Current Year's
                                          Accumulated                    Comprehensive
                                             Deficit         Total           (Loss)
                                          ------------    ------------    ------------
Balance, December 31, 2002
  as previously stated                    ($26,811,569)   $    250,213            --

Prior period adjustment
  see Note 2                                   (76,216)           --              --
                                          ------------    ------------    ------------

Balance, December 31, 2002                 (26,887,785)        250,213            --

Issuance of common stock in
  connection with financing                       --           200,000            --
Beneficial conversion feature of
  convertible notes                               --           617,500            --
Other comprehensive (loss), net of tax:
  Unrealized (loss) on marketable
    securities                                    --            (3,873)   ($     3,873)
  Reclassification adjustment for
    losses included in net loss                   --            65,942          65,942

Net loss                                    (3,845,612)     (3,845,612)     (3,845,612)
                                          ------------    ------------    ------------

Total Comprehensive (loss)                        --              --      ($ 3,783,543)


Balance, December 31, 2003                 (30,733,397)     (2,715,830)           --


Issuance of preferred stock in
  connection with acquisition                     --           416,179            --
Beneficial conversion feature of
  convertible notes                               --           110,000            --

Net loss                                    (1,027,783)     (1,027,783)   ($ 1,027,783)
                                          ------------    ------------    ------------

Total Comprehensive (loss)                        --              --      ($ 1,027,783)


Balance, December 31, 2004                ($31,761,180)   ($ 3,217,434)           --
                                          ============    ============    ============


The notes to consolidated financial statements are an integral part of the above statement.


                         PROTOSOURCE CORPORATION AND SUBSIDIARY
                         --------------------------------------

                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (RESTATED - SEE NOTE 2)
---------------------------------------------------------------------------------------

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                                 2004           2003
                                                              ----------     ----------

                               INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net loss                                                   ($1,027,783)   ($3,845,612)
  Adjustments to reconcile net loss to net cash
       (used in) operating activities:
     Depreciation and amortization                               111,322          8,726
     Provision for bad debts                                       7,782           --
     Gain on disposal -- ISP                                    (475,454)          --
     Impairment of investment                                     24,000         81,000
     Loss on sale of marketable securities                          --           65,942
     Loss on disposal of property and equipment                       29           --
     Amortization of debt issuance costs                         502,618        862,242
     Amortization of beneficial conversion
       of notes payable                                          110,000        617,500
     Investment banking fees to be paid by
       issuance of common stock                                  406,844
     Write-off of notes and interest receivable, P2i, Inc.          --        1,705,062
     Changes in operating assets and liabilities:
       Accounts receivable                                       (25,333)          --
       Interest receivable                                          --             --
       Prepaid expenses and other assets                          22,187          2,025
       Assets and liabilities held for sale                         --             --
       Accounts payable                                         (115,221)        28,870
       Accrued expenses                                          267,859        196,920
       Deferred revenue                                             --           39,062
                                                             -----------    -----------

              Net cash (used in) operating activities           (191,150)      (238,263)
                                                             -----------    -----------

Cash flows from investing activities:
  Cash obtained from acquisition of P2i Newspaper                 56,775           --
  Purchase of property and equipment                              (6,013)          --
  Increase in notes receivable, P2i, Inc.                           --         (610,226)
  Decrease in notes receivable - other                            45,403           --
  Increase in directors and employees advances                  (165,755)          --
  Proceeds from sale of marketable securities                       --            7,051
                                                             -----------    -----------

              Net cash (used in) investing activities            (69,590)      (603,175)
                                                             -----------    -----------


                             CONTINUED ON NEXT PAGE


The notes to consolidated financial statements are an integral part of the above statement.


                            PROTOSOURCE CORPORATION AND SUBSIDIARY
                            --------------------------------------

                       CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
------------------------------------------------------------------------------------------------


                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                             2004         2003
                                                                          ---------    ---------

Cash flows from financing activities:
  Proceeds from borrowings                                                $ 400,000    $ 900,000
  Payments on obligations under capital leases                              (41,104)     (13,775)
  Net change in amount due related company                                  (53,888)        --
  Debt issuance costs incurred                                              (52,000)        --
                                                                          ---------    ---------

           Net cash provided by financing activities                        253,008      886,225
                                                                          ---------    ---------

Net increase (decrease) in cash                                              (7,732)      44,787

Cash at beginning of year                                                    47,458        2,671
                                                                          ---------    ---------

Cash at end of year                                                       $  39,726    $  47,458
                                                                          =========    =========




                      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                                $  23,199    $ 173,289
                                                                          ---------    ---------
  Income taxes                                                            $    --      $    --
                                                                          ---------    ---------




           SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with financing                     $    --      $ 200,000
Subscriptions of common stock due in connection with financing              195,000      367,501
Issuance of preferred stock in connection with acquisition                  416,179         --
Sale of ISP Division in exchange for note receivable
  and credit for future services                                            475,454         --
Unrealized loss on marketable securities                                       --        (62,069)

Write-off of interest receivable from P2i, Inc. recorded
  during the nine-month period ended September 30, 2003
  deemed uncollectible and written-off during the
  quarter ended December 31, 2003                                              --        (75,658)



The notes to consolidated financial statements are an integral part of the above statement.

                                             F-7

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     --------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     --------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

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

     If there are any identifiable problems or defects with any "page" content, it is typically fixed by the Company within a matter of hours. With respect to sales returns or credits, cancellations and warranties, because of the inherent nature of the type of services provided and the underlying processes employed by the Company to create and deliver completed product to its customers, there is no material exposure to what would be classified as sales returns or credits. Likewise, cancellations and or warranties are not significantly measurable in respect to the type of electronic product (Internet website content) deliverable to the Company's customers. Historically, there has been little to no applicable sales returns or credits. For these reasons, the Company has no material need or basis to make estimates for returns and allowances.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     --------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     --------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     --------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     --------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

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


2.   Restatement of Financial Statements
     -----------------------------------

     Balance Sheet:
                                                      December 31, 2004
                                                 As Originally        As
                                                   Reported        Restated
                                                 ------------    ------------

     Stock subscription payable (a)              $       --      $    969,345

     Stockholders' deficiency:
          Common stock, to be issued,
            no par value, 5,376,188 shares (a)        969,345            --

           Additional paid-in capital (b)           2,864,107       2,291,607

           Accumulated deficit (b)                (32,333,680)    (31,761,180)

     Net stockholders' deficiency (a)              (2,248,089)     (3,217,434)


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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     --------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.   Restatement of Financial Statements - Continued
     -----------------------------------------------

Statement of Operations:

                                        Year Ended December 31,
                                  2004                          2003
                                  ----                          ----
                       As Originally      As        As Originally       As
                         Reported      Restated       Reported       Restated
                        -----------   -----------    -----------    -----------

Interest expense (a)    $ 1,106,490   $   904,046    $ 2,099,303    $ 1,653,031

Loss from continuing
  operations (a)         (1,705,681)   (1,503,237)    (4,291,884)    (3,845,612)

Net loss (a)             (1,230,227)   (1,027,783)    (4,291,884)    (3,845,612)

Net loss per basic and
  diluted share of
  common stock (a)             (.04)         (.04)          (.52)          (.47)


     (a) The Company reduced the amount of interest expense in 2004 and 2003 by $202,444 and $446,272, respectively, as a result of the correction of the computation of the beneficial conversion feature of convertible notes in both years, and amortization of debt issuance costs in 2003.


Statement of Cash Flows:

                                       Year Ended December 31,
                                   2004                      2003
                                   ----                      ----
                       As Originally      As     As Originally      As
                          Reported     Restated     Reported     Restated
                          ---------    ---------    ---------    ---------

Net cash (used in):
   Operating activities   ($191,150)   ($191,150)   ($238,263)   ($238,263)

   Investing activities     (69,590)     (69,590)    (603,175)    (603,175)

Net cash provided by
  Financing activities      253,008      253,008      886,225      886,225

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     --------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.   Restatement of Financial Statements - Continued
     -----------------------------------------------

Statement of Stockholders' Equity (Deficiency):

                                           December 31,
                                2004                           2003
                                ----                           ----
                    As Originally       As         As Originally        As
                      Reported       Restated        Reported        Restated
                    ------------   ------------    ------------    ------------

Common stock to be
   issued (a)       $    969,345   $       --      $    700,000    $       --

Additional paid-in
   capital (b) (c)     2,864,107      2,291,607       2,464,107       2,181,607

Accumulated
 deficit (b) (c)     (32,333,680)   (31,761,180)    (31,103,453)    (30,733,397)

Comprehensive
    loss (d)          (1,230,227)    (1,027,783)     (4,229,815)     (3,783,543)


     (a) The Company has reclassified the amount of $969,345 and $700,000 at December 31, 2004 and 2003, respectively, from stockholders' deficiency (common stock to be issued) to non-current liabilities representing the current value of the cumulative amount of 5,376,188 and 2,562,500 shares of common stock at December 31, 2004 and 2003, respectively, to be issued to certain debt holders in accordance to loan agreements and the Company's investment banker in connection with services provided, such stock to be issued when it becomes available.

     (b) The reduction in additional paid-in capital and accumulated deficit for 2004 reflects a prior period adjustment of $76,216 for the correction of the computation of the beneficial conversion feature of convertible notes which should have been allocated to the year ended December 31, 2002, as well as computational corrections reducing the amounts of the beneficial conversion feature by $358,716 and $290,000 in 2003 and 2004, respectively.

     (c) The reduction in additional paid-in capital for 2003 reflects computational corrections reducing the amounts of the beneficial conversion feature by $282,500.

     (d) The Company reduced the amount of interest expense in 2004 and 2003 by $202,444 and $446,272, respectively, as a result of the correction of the computation of the beneficial conversion feature of convertible notes in both years, and amortization of debt issuance costs in 2003.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     --------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     --------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

4.   Notes Payable
     -------------

     Notes payable of $2,425,000 is composed of 32 individual notes executed during the period beginning March 2002 and continuing through April 2004. These notes, which are secured by the assets of ProtoSource and P2i Newspaper, range between $25,000 and $200,000 on their face. All notes are one-year renewable 10% interest (per annum) convertible promissory notes. Each note can be prepaid, in whole or in part, without premium or penalty, at any time. Upon prepayment of the entire principal amount of a note, all accrued, but unpaid interest shall be paid to the holder on the date of prepayment. At any time prior to or at the time of repayment, the holder may elect to convert some or all of the principal and interest owing into shares of the Company's common stock. The conversion rate shall equal the amount to be converted, divided by each note's predetermined conversion price established at note issuance or renewal. {Conversion prices, after a series of renewals, range between $0.0667 and $0.10.} As a result of the beneficial conversion feature of these notes, through December 31, 2004, the Company has recognized $1,852,500 as interest expense and additional paid-in capital. Also in connection with the issuance of these notes, as an added inducement to loan to the Company, the Company entered into accompanying subscription agreements to provide each note-holder shares of its no par value common stock. As a result, the Company issued or will issue a total of 7,006,226 shares of common stock valued at approximately $1,844,168.

     In respect to the notes (as discussed in the preceding paragraph) during the years ended December 31, 2004 and 2003, the Company issued $400,000 and $900,000, respectively, of promissory notes in exchange for amounts borrowed from individuals. As the result of the beneficial conversion feature of these notes, in 2004 and 2003, $110,000 and $617,500, respectively, has been recognized as interest expense and additional paid-in capital. Additionally, in connection with the issuance of these particular notes, the Company issued or will issue 2,000,000 and 3,187,500 shares of common stock for 2004 and 2003, respectively. These shares are valued at approximately $195,000 for 2004 and $567,501 for 2003 and have been amortized to interest expense on a monthly basis over the one-year term of the notes.

     Additionally, as a further requirement pertaining to the issuance of these notes, the Company will issue 550,000 and 407,500 warrants pertaining to 2004 and 2003, respectively, to the underwriter. The value of the warrants is considered to have a deminimus value for both 2004 and 2003.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     --------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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


6.   Preferred Stock
     ---------------

     The authorized preferred stock of the Company consists of 5,000,000 shares, no par value Series B Convertible Preferred Stock. {193,836 shares are issued and outstanding.} The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval

     Upon authorization of sufficient shares of common stock, holders of the Series B Convertible Preferred Stock ("Series B Stock") are entitled to convert each share of Series B Stock into 100 shares of common stock. Series B stockholders are not entitled to receive dividends. In a liquidation, the holders would be treated as if they were owners of the number of shares of common stock into which the Series B Stock is convertible.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     --------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     --------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

                       2005                               $ 38,852
                       2006                                  7,442
                       2007                                   --
                                                          --------
            Total minimum lease payments                    46,294
            Less amount representing interest               (4,288)
                                                          --------
            Present value of net minimum lease payments     42,006
            Less current portion                           (34,852)
                                                          --------
                                                          $  7,154
                                                          ========


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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     --------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

9.   Acquisition - Continued
     -----------------------

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
                                                              ========


     The Company loaned P2i $50,000 in 2001, $995,280 in 2002, and $597,023 in
     2003. The loans to P2i were in the form of demand notes. The notes accrued interest at the rate of 8% per annum. The notes receivable, together with the related accrued interest, were written-off during 2003 as collection on these notes was deemed to be doubtful and were in consideration of the following:

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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     --------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

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


                                         PROTOSOURCE CORPORATION AND SUBSIDIARY
                                         --------------------------------------

                                     PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                          FOR THE YEAR ENDED DECEMBER 31, 2003

--------------------------------------------------------------------------------------------------------------------------

                                                               Historical                              Pro forma
                                              -------------------------------------------- -------------------------------
                                                                                                 Adjustments
                                              ProtoSource    P2i Newspaper,                       Increase/
                                              Corporation         Inc.,          Total     Notes (Decreases)  Consolidated
                                              ------------    ------------    ------------ -----------------  ------------
Net revenues                                  $       --      $  1,454,492    $  1,454,492                    $  1,454,492
                                              ------------    ------------    ------------                    ------------

Operating costs and expenses:
    Cost of revenues                                  --           983,282         983,282                         983,282
    Selling, general and administrative            352,517         626,344         978,861                         978,861
    Depreciation and amortization                    8,726         146,990         155,716                         155,716
    Impairment of investment                        81,000            --            81,000                          81,000
                                              ------------    ------------    ------------                    ------------

         Total operating costs and expenses        442,243       1,756,616       2,198,859                       2,198,859
                                              ------------    ------------    ------------                    ------------

         Operating loss                           (442,243)       (302,124)       (744,367)                       (744,367)
                                              ------------    ------------    ------------                    ------------

Other income (charges):
    Interest expense                            (1,653,031)        (14,845)     (1,667,876)                     (1,667,876)
    Other expense                                     --           (39,239)        (39,239)                        (39,239)
    Write-off of notes and interest
       receivable, P2i, Inc.                    (1,705,062)      1,705,062            --                              --
    Loss on sale of marketable securities          (65,942)           --           (65,942)                        (65,942)
    Loss on disposal of fixed assets                  --            (1,687)         (1,687)                         (1,687)
    Other income                                    20,666            --            20,666                          20,666
                                              ------------    ------------    ------------    ------------    ------------

         Net other (charges)                    (3,403,369)      1,649,291      (1,754,078)           --        (1,754,078)
                                              ------------    ------------    ------------    ------------    ------------

Net income (loss)                             $ (3,845,612)   $  1,347,167    $ (2,498,445)   $       --      $ (2,498,445)
                                              ============    ============    ============    ============    ============

Net loss per basic and diluted share
 of common stock                              $      (0.47)                                                   $      (0.09)
                                              ============                                                    ============
Weighted average number of basic and
 diluted common shares outstanding               8,202,405                                 (A)  19,383,531      27,585,936
                                              ============                                    ============    ============

Notes:
(A) Represents estimated number of shares of ProtoSource common shares to be issued and exchanged for P2i Newspaper, Inc.


                                                          F-24