Form 10QSB/A
period 2006-03-31
PROTOSOURCE CORP
filed 2006-11-15
CIK 932772

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                             REPORTING REQUIREMENTS



                                  Form 10-QSB/A
                                (Amendment No. 1)


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

               One Bethlehem Plaza, 4th Floor, Bethlehem, PA 18018 (Address of Principal Executive Offices, Zip code)
               --------------------------------------------------

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

                           MARCH 31, 2006 FORM 10-QSB
                           --------------------------

                                Explanatory Note


We are filing this Amendment No. 1 on Form 10-QSB to ProtoSource Corporation's Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2006, which was originally filed with the Securities and Exchange Commission ("the SEC") on May 10, 2006 (the Original Form 10-QSB), to reflect the restatement of our consolidated balance sheet as of March 31, 2006. (See Note 2 to the Consolidated Financial Statements.)

Certain items in Management's Discussion and Analysis have been changed to reflect the restated amounts.

This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, and represents the Company's Report on Form 10-QSB in its entirety including changes to only those items identified in Note 2 to the Consolidated Financial Statements.

                             PROTOSOURCE CORPORATION
                             =======================

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 MARCH 31, 2006
--------------------------------------------------------------------------------



                                      INDEX
                                      -----


Part I - Financial Information (unaudited):


         Item 1.  Condensed consolidated balance sheet -
                  March 31, 2006                                             4

                  Condensed consolidated statement of operations
                  for the three-month period ended
                  March 31, 2006 and 2005                                    5

                  Condensed consolidated statement of
                  stockholders' deficiency for the
                  three-month period ended March 31, 2006                    6

                  Condensed consolidated statement of
                  cash flows for the  three-month periods
                  ended March 31, 2006 and 2005                          7 & 8

                  Notes to condensed consolidated financial
                  statements for the three-month period ended
                  March 31, 2006                                       9 to 14

         Item 2.  Management's discussion and analysis or
                  plan of operations                                  15 to 19

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

                             PROTOSOURCE CORPORATION
                             =======================

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (unaudited)
                             (RESTATED - SEE NOTE 2)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
   Cash                                                            $     40,370
   Accounts receivable - trade, net of allowance of $7,782              302,573
   Advances to officers, net of obligations to officers                  90,128
   Amounts due from related party - P2i, Inc.                           122,608
   Prepaid expenses and other                                               684
                                                                   ------------

           Total current assets                                         556,363
                                                                   ------------
Property and equipment, at cost, net of
   accumulated depreciation and amortization of $464,236                 52,289
                                                                   ------------

Other assets:
   Goodwill - Acquisition of P2i Newspaper                              375,067
   Deposits                                                               2,359
                                                                   ------------

           Total other assets                                           377,426
                                                                   ------------

           Total assets                                            $    986,078
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                   $  2,425,000
   Current portion of obligations under capital leases                   12,841
   Accounts payable                                                      44,269
   Accrued expenses                                                   1,265,124
                                                                   ------------

           Total current liabilities                                  3,747,234
                                                                   ------------

Obligations under capital leases, non-current portion                     8,209
Stock subscriptions payable                                             969,345
                                                                   ------------

           Total non-current liabilities                                977,554
                                                                   ------------

Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                  416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 8,114,829 shares issued and outstanding             25,835,960
   Additional paid-in capital                                         2,864,107
   Accumulated deficit                                              (32,854,956)
                                                                   ------------

           Net stockholders' deficiency                              (3,738,710)
                                                                   ------------

           Total liabilities and net stockholders' deficiency      $    986,078
                                                                   ============

See accompanying notes.

                                        PROTOSOURCE CORPORATION
                                        =======================

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)
-----------------------------------------------------------------------------------------------------

                                                                            THREE-MONTH
                                                                            PERIOD ENDED
                                                                              MARCH 31,
                                                                   2006                      2005
                                                               ------------              ------------
Net revenues                                                   $    590,390              $    434,322
                                                               ------------              ------------

Operating costs and expenses:
   Cost of revenues                                                 320,377                   259,860
   Selling, general and administrative                              188,475                   170,243
   Depreciation and amortization                                      5,924                    18,407
                                                               ------------              ------------

           Total operating costs and expenses                       514,776                   448,510
                                                               ------------              ------------

           Operating income (loss)                                   75,614                   (14,188)
                                                               ------------              ------------
Other income (charges):
   Interest income                                                     --                        1846
   Other income                                                       7,441                     4,465
   Loss on disposal of property and equipment                       (21,826)                     --
   Interest expense                                                 (86,355)                 (120,226)
   Other expense                                                       (280)                     (258)
                                                               ------------              ------------

           Net other (charges)                                     (101,020)                 (114,173)
                                                               ------------              ------------

Net loss                                                       ($    25,406)             ($   128,361)
                                                               ============              ============

Net loss per basic and diluted share of common stock           ($       .00)             ($       .00)
                                                               ============              ============

Weighted average number of basic and diluted
   common shares outstanding                                     32,874,548                32,874,548
                                                               ============              ============


See accompanying notes.







                                                     PROTOSOURCE CORPORATION
                                                     ========================

                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                     FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2006
                                                           (unaudited)
                                                      (RESTATED - SEE NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------


                                  Preferred Stock                Common Stock           Additional
                             -------------------------     --------------------------    Paid-In      Accumulated
                               Shares         Amount         Shares         Amount        Capital        Deficit           Total
                             ---------    ------------     -----------   ------------   ------------   ------------    -------------


Balance, December 31, 2005     193,836    $    416,179       8,114,829   $ 25,835,960   $  2,291,607   ($32,257,050)   ($ 3,713,304)


Net loss                                                                                                    (25,406)        (25,406)
                            ----------    ------------    ------------   ------------   ------------   ------------    ------------

Balance, March 31, 2006        193,836    $    416,179       8,114,829   $ 25,835,960   $  2,291,607   ($32,282,456)   ($ 3,738,710)
                            ==========    ============    ============   ============   ============   ============    ============







See accompanying notes.






                                          PROTOSOURCE CORPORATION
                                          =======================

                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (unaudited)
-----------------------------------------------------------------------------------------------------

                                                                                THREE-MONTH PERIOD
                                                                                     ENDED
                                                                                   MARCH 31,
                                                                           2006                2005
                                                                        ---------            --------

                                         INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                             ($ 25,406)           ($128,361)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                                          5,924               18,407
     Loss on disposal of property and equipment                            21,826                 --
     Amortization of debt issuance costs                                     --                 42,643
   Changes in operating assets and liabilities:
     Accounts receivable                                                  (45,988)             (17,410)
     Prepaid expenses and other assets                                       (717)               2,855
     Accounts payable                                                      (1,835)             (23,181)
     Accrued expenses                                                     121,681              142,669
                                                                        ---------            ---------

              Net cash provided by operating activities                    75,485               37,622
                                                                        ---------            ---------

Cash flows from investing activities:
   Acquisitions of property and equipment                                 (18,550)                (210)
   Collection on notes receivable - Brand X                                  --                 13,670
   Increase in directors and employees advances                           (26,826)             (24,032)
                                                                        ---------            ---------

              Net cash (used in) investing activities                     (45,376)             (10,572)
                                                                        ---------            ---------
Cash flows from financing activities:
   Payments on obligations under capital leases                            (9,751)             (11,656)
   Net change in amount due related company                               (20,800)              17,935
                                                                        ---------            ---------

              Net cash provided by (used in) financing activities         (30,551)               6,279
                                                                        ---------            ---------

Net increase (decrease) in cash                                              (442)              33,329

Cash at beginning of period                                                40,812               39,726
                                                                        ---------            ---------

Cash at end of period                                                   $  40,370            $  73,055
                                                                        =========            =========

                                          CONTINUED ON NEXT PAGE


See accompanying notes.






                                          PROTOSOURCE CORPORATION
                                          =======================

                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                            (unaudited)
----------------------------------------------------------------------------------------------


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

2.       Restatement of Balance Sheet
         ----------------------------

                                                     As Originally                   As
                                                        Reported                   Restated
                                                        --------                   --------

          Stock subscription payable (a)               $      --                 $   969,345

          Stockholders' deficiency:
               Common stock, to be issued,
                 no par value, 5,376,188 shares (a)        969,345                      --

          Net stockholders' deficiency (a)              (2,769,365)               (3,738,710)


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


3.       Recently Issued Accounting Standards
         ------------------------------------

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

                             PROTOSOURCE CORPORATION
                             =======================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2006
                                   (unaudited)
--------------------------------------------------------------------------------


3.       Recently Issued Accounting Standards - Continued
         ------------------------------------------------

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


4.       Sale of ISP Division
         --------------------

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

                             PROTOSOURCE CORPORATION
                             =======================

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

         The acquisition of P2i Newspaper was the central component of the transaction between the Company and P2i, however, in further accordance to the agreement, as a consideration for the satisfaction of P2i's existing debt to the Company (i.e., $1,705,062 in notes receivable plus accrued interest), the Company acquired an additional interest in P2i's new media business, bringing the Company's total ownership in P2i to 19.8%. However, despite the increased ownership of P2i, the ownership in P2i is considered to be of deminimus value and therefore has no classification within the Company's financial statements.

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

                             PROTOSOURCE CORPORATION
                             ========================

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


Date: November 15, 2006