Form 10QSB/A
period 2006-06-30
PROTOSOURCE CORP
filed 2006-11-15
CIK 932772

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

                            JUNE 30, 2006 FORM 10-QSB
                            -------------------------

                                Explanatory Note


We are filing this Amendment No. 1 on Form 10-QSB to ProtoSource Corporation's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2006, which was originally filed with the Securities and Exchange Commission ("the SEC") on August 9, 2006 (the Original Form 10-QSB), to reflect the restatement of our consolidated balance sheet as of June 30, 2006. (See Note 2 to the Consolidated Financial Statements.)

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

                             PROTOSOURCE CORPORATION
                             -----------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 2006
--------------------------------------------------------------------------------




                                      INDEX
                                      -----


Part I - Financial Information (unaudited):


      Item 1.  Condensed consolidated balance sheet -
               June 30, 2006                                                4

               Condensed consolidated statement of operations for the six-month and three-month periods ended
               June 30, 2006 and 2005                                       5

               Condensed consolidated statement of stockholders'
               deficiency for the six-month period ended June 30, 2006      6

               Condensed consolidated statement of cash flows for the
               six-month periods ended June 30, 2006 and 2005             7 & 8

               Notes to condensed consolidated financial statements -
               for the six-month period ended June 30, 2006              9 to 14

      Item 2.  Management's discussion and analysis or
               plan of operations                                       15 to 20

      Item 3.  Controls and procedures                                     20


Part II - Other Information

               Other Information                                           21

               Signature                                                   22



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

                             PROTOSOURCE CORPORATION
                             -----------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (unaudited)
                             (RESTATED - SEE NOTE 2)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
   Cash                                                            $     41,401
   Accounts receivable - trade, net of allowance of $0                  291,336
   Advances to officers, net of obligations to officers                 130,017
   Amounts due from related party - P2i, Inc.                           144,496
   Prepaid expenses and other                                            11,967
                                                                   ------------

           Total current assets                                         619,217
                                                                   ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of $473,725                 70,480
                                                                   ------------

Other assets:
   Goodwill - Acquisition of P2i Newspaper                              375,067
   Deposits                                                               9,795
                                                                   ------------

           Total other assets                                           384,862
                                                                   ------------

           Total assets                                            $  1,074,559
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                   $  2,425,000
   Current portion of obligations under capital leases                   13,953
   Accounts payable                                                      61,004
   Accrued expenses                                                   1,364,599
                                                                   ------------

           Total current liabilities                                  3,864,556
                                                                   ------------

Obligations under capital leases, non-current portion                     4,275
Stock subscriptions payable                                             969,345
                                                                   ------------

           Total non-current liabilities                                973,620
                                                                   ------------


Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                  416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 8,114,829 shares issued and outstanding             25,835,960
   Additional paid-in capital                                         2,864,107
   Accumulated deficit                                              (32,307,363)
                                                                   ------------

           Net stockholders' deficiency                              (3,763,617)
                                                                   ------------

           Total liabilities and net stockholders' deficiency      $  1,074,559
                                                                   ============



See accompanying notes.


                                            PROTOSOURCE CORPORATION
                                            -----------------------

                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                 (unaudited)
-------------------------------------------------------------------------------------------------------------------


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



                                                    PROTOSOURCE CORPORATION
                                                    -----------------------

                                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                           FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006
                                                           (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                             (RESTATED - SEE NOTE 2)




                                   Preferred Stock               Common Stock            Additional
                             --------------------------   ---------------------------     Paid-In      Accumulated
                               Shares         Amount         Shares         Amount        Capital        Deficit          Total
                             ----------    ------------   ------------   ------------   ------------   ------------    ------------



Balance, December 31, 2005      193,836    $    416,179      8,114,829   $ 25,835,960   $  2,291,607   ($32,257,050)   ($ 3,713,304)


Net loss                                                                                                    (50,313)        (50,313)
                             ----------    ------------   ------------   ------------   ------------   ------------    ------------


Balance, June 30, 2006          193,836    $    416,179      8,114,829   $ 25,835,960   $  2,291,607   ($32,307,363)   ($ 3,763,617)
                             ==========    ============   ============   ============   ============   ============    ============







See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------


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




                             PROTOSOURCE CORPORATION
                             -----------------------

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------




                                                           SIX-MONTH PERIOD
                                                                 ENDED
                                                                JUNE 30,
                                                          2006          2005
                                                       ----------    ----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                            $    7,848    $    7,578
                                                       ----------    ----------
   Income taxes                                        $     --      $     --
                                                       ----------    ----------












See accompanying notes.

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

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


2.   Restatement of Balance Sheet
     ----------------------------

     In July 2005, the Securities and Exchange Commission commenced a review of the Company's financial statements. As a result of such review, the Company has agreed to restate its June 30, 2006 balance sheet as follows:

                                                      As Originally As
                                                  Reported       Restated
                                                 -----------    -----------



     Stock subscription payable (a)              $      --      $   969,345

     Stockholders' deficiency:
          Common stock, to be issued,
            no par value, 5,376,188 shares (a)       969,345           --

     Net stockholders' deficiency (a)             (2,794,272)    (3,763,617)


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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006
                                   (unaudited)
--------------------------------------------------------------------------------

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