Form 10KSB
period 2006-12-31
PROTOSOURCE CORP
filed 2007-03-29
CIK 932772

U.S. SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


  {X} Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2006

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

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]
     ---

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB. [ X ]
]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes [ ] No [ X ]
                                             ---

The Registrant's revenues for its most recent fiscal year were $2,641,492.

A of December 31, 2006, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $378,635 based upon a closing bid price of $0.04 per share of Common Stock on the OTC Bulletin Board.

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes [   ]  No  [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2006, 9,927,329 shares of the Registrant's no par value Common Stock were outstanding.

DOCUMENTS ARE INCORPORATED BY REFERENCE:
None.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                             PROTOSOURCE CORPORATION

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                      INDEX
                                      -----
                                                                       Page
                                                                       ----
PART  I

Item  1. Description of Business.                                        4

      2. Description of Property.                                        8

      3. Legal Proceedings.                                              8

      4. Submission of Matters to a Vote of Security Holders.            8

PART  II

Item  5. Market for Common Equity and Related Stockholder Matters
           and Small Business Issuer Purchases of Equity Securities.     9

      6. Management's Discussion and Analysis or Plan of Operation.     10

      7. Financial Statements.                                       F-1 to F22

      8. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.                        15

      8A. Controls and Procedures.                                      15

      8B. Other Information.                                            15

PART  III

Item  9. Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of
           the Exchange Act.                                           16

     10. Executive Compensation.                                       17

     11. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters.                21

     12. Certain Relationships and Related Transactions, and
                  Director Independence.                               22

     13. Exhibits.                                                     23

     14. Principal Accountant Fees and Services.                       24


Signatures, Certifications, and Code of Ethics and Business Conduct:

         Signatures.                                                  25

         Certifications.                                              26

         Exhibit 99.1 - Code of Ethics and Business                   28
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


Introduction
------------

ProtoSource's long-term business strategy is to focus on the delivery of technologically sophisticated, database-driven, business-to-business services and solutions, capitalizing on the technology acquired through the 2004 merger with P2i Newspaper and its operational resources at the Company's Malaysian facility.

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

The primary business of P2i Newspaper is the mining, management and databasing of print content for the publishing industry, and its distribution via the Internet. Every day of the week, 52 weeks a year, electronic files are received from clients. These are processed overnight for delivery the following morning. Data is delivered not only to P2i's Web servers for seamless integration into our clients' existing, hosted Web sites, but also distributed back to clients and their business partners in a wide range of formats to fit their evolving needs.

Using the P2i Newspaper acquisition as its cornerstone, ProtoSource continues to pursue its goal to become a leader in the transfer of print content into database-driven electronic content. Newspapers, retailers, other publishers and government offices in the US and UK turn to P2i Newspaper for a variety of solutions. The online presentation and Web enablement of ProtoSource's client's content is the key to efficient, effective Web presence, and the ensuing revenues and profits such a presence will yield. ProtoSource takes the same electronic files that generate print output, and uses them to publish the identical content online, adding myriad user-friendly features that are unique to Web-based presentations. This cost-effective solution perfectly transfers the client's known brand identity to the Internet, and integrates into the delivery all the inherent E-commerce, interactive and database features needed to maximize its impact and benefits.

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

History
-------

Through April 2002, the Company operated psnw.com, a full-service Internet service provider with primary offices in Fresno, California. psnw.com provided three types of services to business customers:

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

On January 1, 2004, the sale of the ISP business to Brand X closed. Under the terms of that agreement a promissory note of $284,455 was executed by Brand X to be paid in 55 equal, monthly installments. This note is secured by a pledge of shares in Brand X. In addition ProtoSource was entitled to appoint one person to the board of Brand X for the duration of the agreement.

In February 2006, still within terms of the purchase agreement, Brand X notified ProtoSource that it would be unable to make its next payment on its note payable obligation and could not then specify when the next payment(s) would be forthcoming. Subsequently, ProtoSource discovered that Brand X had become insolvent and was unable to meet its obligations to ProtoSource and, as a consequence, was unable to cure its default status on its note payable obligation and, therefore, of the purchase agreement itself. At December 31, 2005, ProtoSource assessed the collectibility of the remaining note receivable balance of $162,582 and its unused services credit balance of $151,308 and determined that collection or realization of any portion of these amounts was highly doubtful and their values should be written down to $0. As a consequence, the Company recorded a provision for Brand X's uncollectible note and services credit in the amount of $313,890 in 2005.

In an agreement dated March 2006, ProtoSource sold, assigned and transferred the promissory note it held in respect of the January 2004 sale of its ISP business to Brand X Networks, Inc. to P2i, Inc., a related party. As set forth in this transaction, a new promissory note, secured by all the assets of Brand X Networks, inc., was issued to P2i, Inc. in the net amount of $162,582. The principal with interest shall be paid in 33 equal monthly installments of $5,172, until completely paid. This arrangement was approved by the Company's board of directors: The Board decided that, because there are too many unknown liabilities attachable to Brand X Networks, the Company would not risk bringing Brand X Networks into ProtoSource. Because regular payments have not been made, this successor note is in default and has been fully reserved.

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

On January 1, 2004, the acquisition of P2i's newspaper business closed with the issuance of 193,836 preferred shares of ProtoSource. Each share of preferred stock is convertible into the right to receive 100 shares of ProtoSource common stock at any time after the authorized number of shares of common stock is increased to 500,000,000 shares.

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


Business of ProtoSource
-----------------------

Executing the Company's business strategy starts with the state-of-the-art facility operated by ProtoSource subsidiary P2i Online Sdn Bhd, located south of Kuala Lumpur, Malaysia. This business unit employs almost 150 staff utilizing proprietary applications and processes. Major clients include newspapers from the Tribune, McClatchy and Gannett publishing organizations, as well as retailers and government offices in North America and the UK.

The primary business is the mining, management and databasing of print content for the publishing industry, and its distribution via the Internet. Each day of the week, 52 weeks a year, the Company receive's electronic files from clients. These are processed overnight for delivery the following morning. Data is delivered not only to the Company's Web servers for seamless integration into clients' existing, hosted Web sites, but also distributed back to clients and their business partners in a wide range of formats to fit their ever evolving needs. The combination of low labor costs, a well-educated labor pool fluent in English, and sophisticated technologies make the Company highly competitive.

Of the 1,600 daily newspapers in the US, almost all are putting content online to some degree as are many of the approximately 4,500 weekly papers that are available online. Utilizing proprietary technologies, the Company converts print-ads and editorial content into interactive, online content that is seamlessly incorporated into existing newspaper Web sites. All newspaper print ads are first created electronically at the newspaper, merged with electronically created editorial, paginated using sophisticated software, edited on a local or wide area network and transmitted electronically to the printing presses. At the end of every business day Newspaper customers send to the Company's processing facility in Malaysia, via FTP, the same electronic versions of ads and pages that they send to their printing presses. These files are processed, quality-checked and delivered to the hosting servers by the start of the following business morning.

The production process uses highly sophisticated, proprietary tools to segment and database text and graphics that comprise the elements of P2i Newspaper's dynamic Web page solution. As users click their way through the finished Web content, pages are built dynamically from the databased content. This facilitates a range of features including search, sort and browse functionality. The business model is quite straightforward. Clients pay per ad/page processed, and are billed monthly.

Through 2007, the Company will continue to focus on increasing market share in the newspaper vertical and targeting government, retail and manufacturing verticals. The Company believes it can grow its business over the next five years from these vertical markets.


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


Competition

Infosis, a company P2i, Inc. acquired in September 2000, was the first company to establish a presence in this business space. As the revenue models have proved to be viable, competitors have emerged. Some, such as Harvest and Print2Web, adopted very similar strategies to that of P2i pre-2004, selling directly to the newspapers, delivering ever increasingly sophisticated solutions. Others, such as WSN and Travidia, are approaching the retailers directly to convert their FSI content and then act as the distributor of this content to newspapers.

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

There are many obstacles to newspapers adopting pure software solutions to compete with P2i Newspaper's service capabilities. Firstly, ads are created in many different ways, even within a single newspaper. Some are submitted electronically from advertising agencies and design firms. Others are created by the newspaper's own creative departments. Some are in color, some in black and white. FSI's are usually created by agencies or print companies specializing in that field, and the newspaper only receives the printed versions, rarely the electronic versions. The "normalization" of incoming data is a key component of the proprietary processes P2i Newspaper has developed. Once the content has been processed, the functionality requires the various applications that power those features to be running on the host server. Finally there is a human element to the publishing of this content: every individual ad and page needs to be viewed by an operator to ensure that the multiple images and text boxes that are incorporated in a single newspaper page are matched.

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


As of December 31, 2006, P2i Newspaper had a combination of 141 full-time and part time employees. Of such employees, 3 were engaged in marketing and sales, 7 were devoted to research, development and technical support, 125 to production services and 6 were responsible for management, finance and administration. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.



ITEM 2. DESCRIPTION OF PROPERTY.

The Company occupies 1,500 square feet of office space at One Bethlehem Plaza, Bethlehem, PA 18018, and 6,400 square feet of office space in an office park south of Kuala Lumpur, Malaysia.


ITEM 3. LEGAL PROCEEDINGS.

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Since March 2002, all of our securities have traded on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock and our common stock purchase warrants.

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

March 31, 2006        $0.06    $0.06       N/A      N/A          N/A     N/A
June 30, 2006         $0.06    $0.06       N/A      N/A          N/A     N/A
September 30, 2006    $0.06    $0.06       N/A      N/A          N/A     N/A
December 31, 2006     $0.04    $0.04       N/A      N/A          N/A     N/A


As of March 15, 2007, there were approximately 466 record and beneficial owners.


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


EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the shares of the Company's common Stock that may be issued upon the exercise of options granted to employees under option plans which were approved by the Board of Directors, as well as shares that may be issued upon the exercise of options under the plans that were issued to consultants, which were not approved by the Board of Directors.


---------------------------------------- ------------------------ ------------------------ --------------------------
                                          Number of securities       Weighted average        Number of securities
Plan category                               to be issued upon       exercise price of       remaining available for
                                               exercise of          outstanding options,      future issuance under
                                           outstanding options,     warrants and rights       equity compensation
                                           warrants and right                                  plans (excluding
                                                                                             securities reflected in
                                                                                                  column (a)
---------------------------------------- ------------------------ ------------------------ --------------------------
                                                   (a)                      (b)                       (c)
---------------------------------------- ------------------------ ------------------------ --------------------------
Equity compensation plans approved by              -0-                      -0-                     350,000
security holders
---------------------------------------- ------------------------ ------------------------ --------------------------
Equity compensation plans not approved             -0-                      -0-                     150,000
by security holders
---------------------------------------- ------------------------ ------------------------ --------------------------
Total                                              -0-                      -0-                     500,000
---------------------------------------- ------------------------ ------------------------ --------------------------

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


RESULTS OF OPERATIONS
---------------------

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Net Revenues - For the year ended December 31, 2006, net revenues were $2,641,492 versus $1,938,924 for the year ended December 31, 2005. All revenues of the Company were attributed to the operations of P2i Newspaper acquired by the Company on January 1, 2004. The $702,568 increase in revenues over the previous year is largely attributable to a sales effort that focused on media companies within the newspaper vertical that have a demand for the conversion of large volumes.


Operating Costs And Expenses - For the year ended December 31, 2006, operating costs and expenses totaled $2,581,770 versus $1,845,841 in 2005. Higher production expenditures necessary to meet the approximately 36% increase in revenues accounted for much of the increase in operating costs and expenses, but cost of revenues as a percentage of revenues rose about 8% over its level in 2005. This was due to a combination of factors: An unfavorable change in the Malaysian Ringgit exchange rate, expansion of plant facility overhead to meet existing and future anticipated rises in production volumes and new low-margin service capabilities. In addition to these changes, a larger than needed production staff was maintained to meet anticipated volumes not fully realized in 2006 and severance costs were incurred that related to the termination of P2i Online's general manager.

During 2006, selling, general and administrative expenses increased approximately $187,000 over the previous year due to the following significant expenditure components: About $120,000 of officer advances were taken (reclassified) as compensation, approximately $16,000 of doubtful accounts was recorded over 2005, approximately $41,000 greater research and development costs were incurred, and about $17,000 in overseas travel expense was recorded over the previous year. These increases were offset by reductions in various other categories, the most significant being the cost of directors and officers liability insurance. In 2006, operating costs and expenses included a $23,604 loss on disposal of computer equipment. {Administrative costs principally consist of the Company's management office and personnel, professional fees associated with maintenance of the Company, and officers' and directors' liability insurance costs.}


Interest Expense - Interest expense totaled $356,854 for the year ended December 31, 2006 versus interest expense of $368,230 in 2005. Interest expense is principally the result of the convertible notes obtained during 2004, 2003, and 2002 to fund operations of the Company and that of P2i Newspaper before and after the January 2004 merger. As there had been no new debt issues since April 2004, the current year reflects no amortization of debt issue costs, while 2005 shows only residual amortization of historical debt issue costs.


Other Income (Charges) - In 2006, other income included a $13,800 recovery of the Brand X note receivable written off in 2005. In 2005, Other (charges) included a $313,890 write-down of the balances of both the notes receivable and services credit relating to the January 1, 2004 sale of the ISP business to Brand X. (See "Discontinued Operations" for further explanation of this.) In 2005, other income included a write-off of approximately $64,000 of open accounts payable (originally recorded prior to 2003) found to be invalid.

Discontinued Operations - Effective May 1, 2002, the Company entered into an agreement to sell substantially all of the assets of the ISP division to Brand X Networks, Inc., a California Corporation, for $632,000. The assets have been held and operated by Brand X Networks, Inc. for its purposes since May 1, 2002, at which time the Company discontinued its ISP operations. On April 14, 2003, the Company completed a fifth amendment to the purchase agreement with Brand X pursuant to which the Company agreed to accept an aggregate payment of $632,000 for the ISP Division, less credits to Brand X of $112,686. Of such amount, $200,000 was to be paid through the provision of services to the Company from Brand X. And the balance was to be paid at the rate of approximately $5,172 per month, until completely paid.

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

In February 2006, still within terms of the purchase agreement, Brand X notified ProtoSource that it would be unable to make its next payment on its note payable obligation and could not then specify when the next payment(s) would be forthcoming. Subsequently, ProtoSource discovered that Brand X had become insolvent and was unable to meet its obligations to ProtoSource and, as a consequence, was unable to cure its default status on its note payable obligation and, therefore, of the purchase agreement itself. At December 31, 2005, ProtoSource assessed the collectibility of the remaining note receivable balance of $162,582 and its unused services credit balance of $151,308 and determined that collection or realization of any portion of these amounts was highly doubtful and that their values should be written down to $0. As a consequence, the Company recorded a provision for Brand X's uncollectible note and services credit in the amount of $313,890 in 2005.

In an agreement dated March 2006, ProtoSource sold, assigned and transferred the promissory note it held in respect of the January 2004 sale of its ISP business to Brand X Networks, Inc. to P2i, Inc., a related party. As set forth in this transaction, a new promissory note, secured by all the assets of Brand X Networks, Inc., was issued to P2i, Inc. in the net amount of $162,582. The principal with interest shall be paid in 33 equal monthly installments of $5,172, until completely paid. Because regular payments have not been made, this successor note is in default status and has been fully reserved. During the whole of 2006, ProtoSource recovered $13,800 from the P2i, Inc. / Brand X Networks, Inc. promissory note arrangement. As the value of this note was written down to $0 at December 31, 2005, these collected payments were classified as "other income" in 2006.


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

For the year ended December 31, 2006, we used approximately $36,000 more cash than was generated or obtained from the Company's working capital resources during the year. Despite a net loss of approximately $304,000, cash flows provided by operations for the year ended December 31, 2006 were approximately $85,000. This was due to non-cash charges of approximately $93,000 included in the net loss, aided by approximately $296,000 net positive changes in components of working capital. The non-cash charges consisted chiefly of approximately $53,000 of depreciation and amortization, approximately $16,000 provision for bad debts, and approximately $24,000 recorded loss on disposal of property and equipment. With respect to net positive, year-over-year, changes in working capital components, the most significant positive contributor to working capital was approximately $396,000 increase in accrued expenses. The vast portion of this is attributable to approximately $337,000 of interest arising from the Company's convertible debt obligations that was accrued but unpaid. About $43,000 pertained to an increase in accrued payroll and about $24,000 is due to a rise in accounts payable and miscellaneous accrued items. However, substantially offsetting these positive components was approximately $107,000 increase in outstanding accounts receivable arising from the Company's higher level of revenues. Except for about $16,000 reserved as uncollectible, accounts receivable as reported at year-end are current.

We had negative cash flows from investing activities of approximately $140,000. There are two substantial reasons for this: approximately $60,000 pertained to property and equipment purchased for an expanded production facility in Malaysia and approximately $89,000 was provided to a related party during the year ended December 31, 2006. These negative cash flows were slightly offset by a net decrease in officer advances.

In respect to financing activities, during the year ended December 31, 2006, we used approximately $25,000. This was entirely due to payments on capital lease obligations.

As of December 31, 2006, we had $4,842 in cash, $397,313 in accounts receivable and other current assets. Taken together with $4,044,795 of total current liabilities, this resulted in a negative working capital position of $3,642,640 at December 31, 2006.


During 2002, the Company entered into an agreement with AAWC to act as a placement agent for the sale of convertible notes aggregating $1,300,000. The notes are secured by stock in P2i Newspaper, Inc. and accrue interest at 10% per annum. The Company pays the cost and obligations of the first $200,000 incurred with this financing and P2i Newspaper, Inc. has agreed to pay all remaining costs and obligations. Through December 31, 2003, $1,225,000 in funding had been completed. AAWC was paid a 10% commission and a 3% non-accountable expense. Substantially all of the proceeds from these notes have been loaned to P2i, Newspaper Inc. The loans were in the form of demand notes accruing interest at 8% per annum. These loans, with their related interest receivable, were written off in 2003.

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

During 2004, the Company entered into certain agreements with AAWC to act as a placement agent for the sale of convertible notes aggregating $500,000, of which $300,000 was raised during the first and second quarters of 2004. These notes accrue interest at 10% per annum. AAWC was paid a 10% commission and a 3% non-accountable expense. These notes, and all other notes, are secured by the assets of ProtoSource and P2i Newspaper.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will still be handled according to guidance in APB Opinion 20, "Accounting Changes", as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 has not had a material impact on the Company's financial condition or results of operations.

In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109". FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 also prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of accumulated deficit (or other appropriate components of equity) for that fiscal year. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of the adoption of FIN 48 but does not currently expect the adoption of this new standard to have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting ("SAB") 108, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 effective as of January 31, 2007. The adoption of this bulletin did not have a material impact on our financial position, results of operations, or cash flows.
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on our financial position, results of operations, or cash flows.

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

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $5,400,000 as of December 31, 2006 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized, rather, management tests goodwill annually for impairment in the fourth quarter.

The Company considers certain trade accounts receivable to be of doubtful collection; accordingly, the Company has a $15,892 allowance for doubtful accounts. The Company considers the balances of its note receivable of $162,582 and its unused services credit of $151,308 as uncollectible or unrealizable; accordingly, a $313,890 allowance for doubtful accounts was recorded in 2005.

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



ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements of ProtoSource Corporation for the years ended December 31, 2006 and 2005 are included in this Report following the signature page of this Report:

   Cover Page                                                      F-1
   Report of Independent Registered Public Accounting Firm         F-2
   Consolidated Balance Sheet as of December 31, 2006              F-3
   Consolidated Statement of Operations
    for the years ended December 31, 2006 and 2005                 F-4
   Consolidated Statement of Stockholders' (Deficiency)
    for the years ended December 31, 2006 and 2005                 F-5
   Consolidated Statement of Cash Flows
    for the years ended December 31, 2006 and 2005.                F-6 to F-7
   Notes to Consolidated Financial Statements                      F-8 to F-22

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


Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken except as disclosed.


ITEM 8B. OTHER INFORMATION.

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers, Directors, Director Nominees And Key Employees

Our executive officers, directors and key employees and their ages and positions with us are as follows:

NAME                               POSITION
----                               --------
Peter Wardle,     52             Chief Executive Officer, President,
                                   Chief Financial Officer and Director
Thomas Butera,    40             Chief Operating Officer and Director
Joseph DiMarino,  64             Director
Mark Blanchard,   54             Director
Stewart Kalter,   36             Director


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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Exchange Act, no persons during the last fiscal year failed to file on a timely basis.


Code of Ethics.
The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of the officers, directors and employees of the Company. The Code of Ethics is filed as an exhibit to this Report on Form 10-KSB.


ITEM 10. EXECUTIVE COMPENSATION.

The following table discloses certain compensation paid to the Company's Chief Executive Officers and certain other officers for the last three fiscal years.

T
-------------------------- ------- ---------- -------- ------- -------- ------------- --------------- ------------- ---------

Name & Principal Position   Year   Salary     Bonus    Stock   Option   Non-Equity    Change in       All Other     Total ($)
                                      ($)       ($)    Awards  Awards   Incentive     Pension Value   Compensation
                                                        ($)      ($)    Plan          and             ($)
                                                                        Compensation  Non-Qualified
                                                                        ($)           Deferred
                                                                                      Compensation
                                                                                      Earnings ($)
-------------------------- ------- ---------- -------- ------- -------- ------------- --------------- ------------- ---------
Peter Wardle, CEO           2006    125,000      -       -        -          -              -          150,308(1)    275,308
                            2005    125,000      -       -        -          -              -              -         125,000
                            2004    125,000      -       -        -          -              -              -         125,000
-------------------------- ------- ---------- -------- ------- -------- ------------- --------------- ------------- ---------
Thomas Butera, COO          2006    112,500      -       -        -          -              -           43,384(2)    155,884
                            2005    112,500      -       -        -          -              -              -         112,500
                            2004    112,500      -       -        -          -              -              -         112,500
-------------------------- ------- ---------- -------- ------- -------- ------------- --------------- ------------- ---------
Kenneth DiStefano,          2006    104,808   10,000     -        -          -              -              -         114,808
Controller                  2005    90,000       -       -        -          -              -              -          90,000
                            2004    88,077       -       -        -          -              -              -          88,077
-------------------------- ------- ---------- -------- ------- -------- ------------- --------------- ------------- ---------


     (1) This represents amounts advanced to Mr. Wardle through December 31, 2006. Of this amount, $76,629 relates to amounts advanced prior to January 1, 2006, but reclassified (recorded) as compensation to Mr. Wardle during 2006. At December 31, 2006, $73,679 is classified as a reimbursable advance with potential to be recognized as future compensation for Mr. Wardle.

     (2) This represents amounts advanced to Mr. Butera through Decmebmer 31, 2006. Of this amount, $5,673 relates to amounts advanced prior to January 1, 2006 and $37,711 pertains to amounts advanced during 2006. As $43,384, the full amount, had been reclassified (recorded) as compensation to Mr. Butera during 2006 there are no outstanding advances attributable to Mr. Butera at December 31, 2006.

Option Grants in Last Year and Stock Option Grant.

No options were granted during the year ended December 31, 2006.



Outstanding Equity Awards at Fiscal Year-End.


None.

---------------------------------------------------------------------------------- ----------------------------------------------
                                  Option Awards                                                    Stock Awards
---------------------------------------------------------------------------------- ----------------------------------------------

Name                  Number       Number        Equity       Option    Option     Number     Market      Equity      Equity
                      of           of            Incentive    Exercise  Expiration of         Value of    Incentive   Incentive
                      Securities   Securities    Plan         Price     Date       Shares     Shares or   Plan        Plan
                      Underlying   Underlying    Awards:      ($)                  or Units   Units of    Awards:     Awards:
                      Unexercised  Unexercised   Number                            of Stock   Stock       Number      Market or
                      Options      Options       of                                That       That Have   of          Payout
                      (#)          (#)           Securities                        Have       Not         Unearned    Value
                      Exercisable  Unexercisable Underlying                        Not        Vested      Shares,     of
                                                 Unexercised                       Vested     ($)         Units or    Unearned
                                                 Unearned                          (#)                    Other       Shares,
                                                 Options                                                  Rights      Units or
                                                 (#)                                                      That Have   Other
                                                                                                          Not         Rights
                                                                                                          Vested      That Have
                                                                                                          (#)         Not
                                                                                                                      Vested
                                                                                                                      ($)
--------------------- ------------ ------------- ------------ --------- ---------- ---------- ----------- ----------- -----------
Peter Wardle               -            -             -         $ -         -          -          $ -         -          $ -
--------------------- ------------ ------------- ------------ --------- ---------- ---------- ----------- ----------- -----------
Thomas Butera              -            -             -           -         -          -            -         -            -
--------------------- ------------ ------------- ------------ --------- ---------- ---------- ----------- ----------- -----------
Joseph DiMarino            -            -             -           -         -          -            -         -            -
--------------------- ------------ ------------- ------------ --------- ---------- ---------- ----------- ----------- -----------
Mark Balanchard            -            -             -           -         -          -            -         -            -
--------------------- ------------ ------------- ------------ --------- ---------- ---------- ----------- ----------- -----------
Stewart Kalter             -            -             -           -         -          -            -         -            -
--------------------- ------------ ------------- ------------ --------- ---------- ---------- ----------- ----------- -----------
TOTAL:                     -            -             -         $ -         -          -          $ -         -          $ -
--------------------- ------------ ------------- ------------ --------- ---------- ---------- ----------- ----------- -----------


Director Compensation

None.

----------------------- ------------- ---------- ---------- ---------------- ------------------------ ---------------- -----------
       Name (a)         Fees Earned   Stock       Option      Non-Equity        Change in Pension        All Other       Total
                         or Paid in    Awards     Awards    Incentive Plan   Value and Nonqualified    Compensation       ($)
                            Cash         ($)        ($)      Compensation     Deferred Compensation         ($)           (h)
                            ($)          (c)        (d)           ($)               Earnings                (g)
                            (b)                                   (e)                  (f)
----------------------- ------------- ---------- ---------- ---------------- ------------------------ ---------------- -----------
Peter Wardle                $ -          $ -        $ -           $ -                  $ -                  $ -           $ -
----------------------- ------------- ---------- ---------- ---------------- ------------------------ ---------------- -----------
Thomas Butera                 -            -          -             -                    -                    -             -
----------------------- ------------- ---------- ---------- ---------------- ------------------------ ---------------- -----------
Joseph DiMarino               -            -          -             -                    -                    -             -
----------------------- ------------- ---------- ---------- ---------------- ------------------------ ---------------- -----------
Mark Blanchard                -            -          -             -                    -                    -             -
----------------------- ------------- ---------- ---------- ---------------- ------------------------ ---------------- -----------
Stewart Kalter                -            -          -             -                    -                    -             -
----------------------- ------------- ---------- ---------- ---------------- ------------------------ ---------------- -----------
TOTAL:                      $ -          $ -        $ -           $ -                  $ -                  $ -           $ -
----------------------- ------------- ---------- ---------- ---------------- ------------------------ ---------------- -----------

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. As of December 31, 2006, none of the Company's directors currently receive any compensation for their service on the Board of Directors.

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

A total of 150,000 shares of authorized but unissued common stock have been reserved for issuance pursuant to the 1999 Plan. As of December 31, 2006, no options are outstanding under this Plan.

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

A total of 350,000 shares of authorized but unissued common stock have been reserved for issuance pursuant to the 2000 Plan. As of December 31, 2006, no options are outstanding under this Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning the holdings of Common Stock by each person who, as of March 30, 2007, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record and all share amounts include stock options and Common Stock purchase warrants exercisable within 60 days from the date hereof. Such amounts also include shares of common stock issuable upon conversion of the 193,836 shares of preferred stock which are each convertible into 100 shares of common stock at any time after the authorized number of shares of common stock is increased to 500,000,000.

                                         Amount and Nature
                                           of Beneficial        Percent of Class
Name of Beneficial Owner (1)               Ownership (2)               (%)

Peter Wardle                               19,383,600(3)             66.1%
Thomas Butera                              19,383,600(3)             66.1%
Joseph DiMarino                                     -                   -
Mark Blanchard (4)                            461,454                 4.6%
Stewart Kalter                                      -                   -

Peter J. Pappas (5)                         1,319,748                12.5%

All officers and directors as a group
(5 persons)                                19,845,054                67.7%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

In May 2002 Peter Wardle, CEO and a principal stockholder of P2i, Inc. and a director of the Company, assumed the duties and responsibilities of CEO of the Company. As of January 2004, Mr. Wardle draws a salary from the Company and his expenses are being reimbursed. Additionally, between 2004 and 2006, Mr. Wardle received $150,308 in advances to be reimbursed, in accordance with a note-holders' security agreement, to the Company by sale of ProtoSource common stock that is to be issued to P2i, Inc. in accordance with the merger agreement of Company with P2i Newspaper, Inc. $76,629 of the $150,308 relates to amounts advanced to Mr. Wardle prior to January 1, 2006, but reclassified (recorded) as compensation to Mr. Wardle during 2006. At December 31, 2006, $73,679 is classified as a reimbursable advance with potential to be recognized as future compensation for Mr. Wardle.

In January 2004 Thomas Butera, COO and a principal stockholder of P2i, Inc. and a director of the Company, assumed the duties and responsibilities of COO of the Company. As of January 2004, Mr. Butera draws a salary from the Company and his expenses are being reimbursed. During 2005 and 2006, for purposes of providing working capital to the Company, Mr. Butera advanced $24,000 to the Company for an indefinite period of time. Additionally, between 2005 and 2006, Mr. Butera received $43,384 in advances to be reimbursed, in accordance with a note-holders' security agreement, to the Company by sale of ProtoSource common stock that is to be issued to P2i, Inc. in accordance with the merger agreement of Company with P2i Newspaper, Inc. $5,673 of the $43,384 relates to amounts advanced to Mr. Butera prior to January 1, 2006. During 2006, $43,384, the full amount, had been reclassified (recorded) as compensation to Mr. Butera.

As of December 31, 2006, an amount of $192,244 is due from P2i, Inc. As CEO and principal stockholder of P2i, Inc. and a director of the Company, Peter Wardle has pledged that any such funds provided to P2i, Inc. by the Company will be reimbursed by sale of ProtoSource common stock that is to be issued to P2i, Inc. in accordance with the agreement of merger of Company with P2i Newspaper, Inc.

P2i, through its infrastructure, provides office space to the Company. For periods commencing after January 1, 2004, the Company has been making direct payments to P2i's office space leaseholder. During 2006 and 2005, payments of approximately $35,300 and $37,400, respectively, were paid to P2i's leaseholder.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2006 and December 31, 2005, and for review of the financial statements included in the Company's quarterly reports on Form 10-QSB during such fiscal years, were $34,000 and $32,500, respectively.

Audit-Related Fees. The aggregate fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements were $0 and $8,400 for the years ended December 31, 2006 and 2005, respectively.

Tax Fees. The aggregate fees billed for tax preparation and related services by our auditors were $3,900 and $3,500 for the years ended December 31, 2005 and 2004, respectively.

All Other Fees. For the fiscal years ended December 31, 2006 and 2004, the Company incurred no fees to auditors for services rendered to the Company, other than the services covered in "Audit Fees", "Audit-Related Fees" or "Tax Fees".

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethlehem, Pennsylvania, on March 30, 2007.

                                               PROTOSOURCE CORPORATION





                                               By: /s/ Peter Wardle
                                                   -----------------------------
                                                       Peter Wardle
                                                       Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.


Signature                         Title                           Date
---------                         -----                           ----


/s/  Peter Wardle                 Chief  Executive Officer       March 30, 2007
----------------------------      Chief Financial Officer
     Peter Wardle                (Principal Accounting
                                  Officer), and Director

/s/  Thomas Butera                Chief  Operating Officer       March 30, 2007
----------------------------      Director
     Thomas Butera

/s/  Joseph DiMarino              Director                       March 30, 2007
----------------------------
     Thomas Butera

/s/  Mark Blanchard               Director                       March 30, 2007
----------------------------
     Mark Blanchard

/s/  Stewart Kalter               Director                       March 30, 2007
----------------------------
     Stewart Kalter

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Page
                                                                     ----

Financial Statements Index                                           F-1

Report of Independent Registered Public Accounting Firm              F-2

Consolidated Balance Sheet as of December 31, 2006                   F-3

Consolidated Statement of Operations
  for the years ended December 31, 2006 and 2005                     F-4

Consolidated Statement of Stockholders' (Deficiency)                 F-5
  for the years ended December 31, 2006 and 2005

Consolidated Statement of Cash Flows
  for the years ended December 31, 2006 and 2005                     F-6 & 7

Notes to Consolidated Financial Statements                           F-8 to F-22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
ProtoSource Corporation

We have audited the accompanying consolidated balance sheet of ProtoSource Corporation and Subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders' (deficiency), and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProtoSource Corporation and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $303,697 and $495,870 during the years ended December 31, 2006 and 2005, respectively. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                   /s/ Margolis & Company P.C.
                                                   Certified Public Accountants

Bala Cynwyd, Pennsylvania
February 22, 2007

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
   Cash                                                            $      4,842
   Accounts receivable, net of allowance of $15,892                     347,339
   Advances to officers, net of obligations to officers                  49,091
   Prepaid expenses and other                                               883
                                                                   ------------

       Total current assets                                             402,155
                                                                   ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of $500,028                 71,387
                                                                   ------------

Other assets:
   Amounts due from related party - P2i, Inc.                           192,244
   Goodwill - acquisition of P2i Newspaper                              375,067
   Deposits                                                               7,774
                                                                   ------------

       Total other assets                                               575,085
                                                                   ------------

       Total assets                                                $  1,048,627
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                   $  2,425,000
   Current portion of obligations under capital leases                   24,819
   Accounts payable                                                      53,505
   Accrued interest                                                   1,133,986
   Accrued expenses - other                                             407,485
                                                                   ------------

       Total current liabilities                                      4,044,795
                                                                   ------------

Obligations under capital leases, non-current portion                     7,956
Stock subscriptions payable                                             661,844
                                                                   ------------

       Total non-current liabilities                                    669,800
                                                                   ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                  416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 9,927,329 shares issued and outstanding             26,143,461
   Additional paid-in capital                                         2,291,607
   Accumulated other comprehensive income                                43,532
   Accumulated deficit                                              (32,560,747)
                                                                   ------------

       Net  stockholders' deficiency                                 (3,665,968)
                                                                   ------------

       Total liabilities and stockholders' deficiency              $  1,048,627
                                                                   ============

The notes to consolidated financial statements are an integral part of the above statement.


                                         PROTOSOURCE CORPORATION AND SUBSIDIARY
                                         ======================================

                                         CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------------------------------------

                                                                                     YEAR ENDED
                                                                                     DECEMBER 31,
                                                                             2006                    2005
                                                                         ------------            ------------

Net revenues                                                             $  2,641,492            $  1,938,924
                                                                         ------------            ------------

Operating costs and expenses:
   Cost of revenues                                                         1,637,235               1,056,411
   Selling, general and administrative                                        891,130                 703,856
   Depreciation and amortization                                               53,405                  85,574
   Loss on disposal of property and equipment                                  23,604                     138
                                                                         ------------            ------------

         Total operating costs and expenses                                 2,605,374               1,845,979
                                                                         ------------            ------------

         Operating income                                                      36,118                  92,945
                                                                         ------------            ------------

Other income (charges):
   Interest expense                                                          (356,854)               (368,230)
   Other expense                                                               (4,203)                   --
   Provision for uncollectible note and services credit, Brand X                 --                  (313,890)
   Recovery of amounts previously written off                                  13,800                    --
   Interest income                                                               --                     6,669
   Other income                                                                 7,442                  86,636
                                                                         ------------            ------------

          Net other (charges)                                                (339,815)               (588,815)
                                                                         ------------            ------------

Net loss                                                                 ($   303,697)           ($   495,870)
                                                                         ============            ============


Net loss per basic and diluted share of common stock:                    ($       .01)           ($       .02)
                                                                         ============            ============

Weighted average number of basic and
  diluted common shares outstanding                                        32,874,548              32,874,548
                                                                         ============            ============


The notes to consolidated financial statements are an integral part of the above statement.






                                                  PROTOSOURCE CORPORATION AND SUBSIDIARY
                                                  ======================================

                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY)
                                                   FOR THE YEARS DECEMBER 31, 2006 AND 2005

------------------------------------------------------------------------------------------------------------------------------------

                                                                                  Accumulated
                          Preferred Stock           Common Stock        Additional  Other
                          ---------------           ------------         Paid-In Comprehensive Accumulated             Comprehensive
                        Shares       Amount      Shares      Amount      Capital    Income     Deficit         Total       (Loss)
                        ------    ----------   ---------   ------------  ---------  ------     -------         -----       -----


Balance,
December 31, 2004       193,836   $  416,179   8,114,829   $25,835,960   $2,291,607          ($31,761,180)  ($ 3,217,434)

Net loss                                                                                         (495,870)      (495,870) ($495,870)
                       --------   ----------  ----------   -----------   ----------           -----------   ------------  ---------

Total comprehensive
(loss)                                                                                                                    ($495,870)
                                                                                                                          =========

Balance,
December 31, 2005       193,836      416,179   8,114,829    25,835,960    2,291,607           (32,257,050)    (3,713,304)


Issuance of common
stock in
connection with
financing                                      1,812,500       307,501                                           307,501

Net loss                                                                                         (303,697)      (303,697) ($303,697)

Other comprehensive
  income, net of tax:
    Foreign currency
     translation
     adjustments                                                                     $ 43,532                     43,532     43,532
                       --------   ----------  ----------   ------------   ---------- --------  -----------   -----------  ---------


Total comprehensive
(loss)                                                                                                                    ($260,165)
                                                                                                                          =========

Balance,
December 31, 2006       193,836   $  416,179   9,927,329   $26,143,461   $2,291,607  $ 43,532 ($32,560,747)  ($ 3,665,968)
                       ========   ==========  ==========  ============   ==========  ========  ===========   ============



The notes to consolidated financial statements are an integral part of the above statement.






                                  PROTOSOURCE CORPORATION AND SUBSIDIARY
                                  ======================================

                                  CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------

                                                                          YEAR ENDED
                                                                          DECEMBER 31,
                                                                 2006                    2005
                                                               --------               ---------

                                        INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net loss                                                    ($303,697)              ($495,870)
  Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                               53,405                  85,574
     Provision for bad debts                                     15,892                    --
     Loss on disposal of property and equipment                  23,604                     138
     Amortization of debt issuance costs                           --                    47,067
     Non-cash adjustment to accounts payable                       --                   (63,825)
     Provision for uncollectible note and
         services credit, Brand X                                  --                   313,890
     Changes in operating assets and liabilities:
       Accounts receivable                                     (106,645)                (75,877)
       Prepaid expenses and other assets                           (883)                 20,183
       Accounts payable                                           7,401                 (48,367)
       Accrued expenses                                         396,410                 313,932
                                                              ---------               ---------

              Net cash provided by operating activities          85,487                  96,845
                                                              ---------               ---------

Cash flows from investing activities:
  Acquisitions of property and equipment                        (60,081)                (10,583)
  Proceeds from sale of property                                   --                       158
  Collection on notes receivable - Brand X                         --                    55,394
  (Increase) decrease in advances to officers                    14,211                 (16,172)
  (Increase) in amount due from related party                   (88,851)                (92,487)
  (Increase) decrease in deposits                                (5,415)                 (5,904
                                                              ---------               ---------

              Net cash (used in) investing activities          (140,136)                (57,786)
                                                              ---------               ---------


                              CONTINUED ON NEXT PAGE


The notes to consolidated financial statements are an integral part of the above statement.











                               PROTOSOURCE CORPORATION AND SUBSIDIARY
                               ======================================

                         CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
------------------------------------------------------------------------------------------------


                                                                          YEAR ENDED
                                                                          DECEMBER 31,
                                                                2006                    2005
                                                              ---------               ---------

Cash flows from financing activities:
  Payments on obligations under capital leases                  (24,853)                (37,973)
                                                              ---------               ---------

           Net cash (used in) financing activities              (24,853)                (37,973)
                                                              ---------               ---------

Effect of exchange rate changes on cash                          43,532                     --
                                                              ---------               ---------

Net increase (decrease) in cash                                 (35,970)                  1,086

Cash at beginning of year                                        40,812                  39,726
                                                              ---------               ---------

Cash at end of year                                           $   4,842               $  40,812
                                                              =========               =========




                              SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                    $  19,506               $  31,275
                                                              ---------               ---------
  Income taxes                                                $    --                 $    --
                                                              ---------               ---------




                 SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with financing         $ 307,501               $    --
Acquisition of equipment under capital lease obligation          26,827                  26,768



The notes to consolidated financial statements are an integral part of the above statement.





                                                       F-7

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


1.        Nature of Operations and Summary of Significant Accounting Policies
          -------------------------------------------------------------------

          Nature of operations - ProtoSource Corporation, formerly SHR Corporation doing business as Software Solutions Company (the Company), was incorporated on July 1, 1988, under the laws of the state of California. Until May 1, 2002, the Company was an Internet service provider (ISP). The Company provided dial-up Internet access, web hosting services and web development services. The Company entered into an agreement on May 1, 2002 to sell substantially all of the assets pertaining to the ISP to Brand X Networks, Inc. (see Note 2). Effective January 1, 2004, the Company acquired P2i Newspaper, LLC. (see Note 8). P2i Newspaper is principally engaged in the conversion of text and graphics from print to interactive Web content. Its clients include newspaper groups located in the United States and the United Kingdom. P2i Newspaper is headquartered in Bethlehem, Pennsylvania and has a data conversion center located in Kuala Lumpur, Malaysia.

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

          The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plans include the following:

               o Obtaining additional working capital through the sale of common stock or debt securities

               o The ability of P2i Newspaper to successfully implement its strategic plan as follows:

          P2i Newspaper's long-term business strategy is to focus on the processing of print content into Web content using technologically sophisticated, database-driven, services and solutions across multiple business-to-business verticals. The combination of on-target sales strategies, low labor costs, a well-educated labor pool fluent in English, and sophisticated technologies (the Company's core competencies) make P2i Newspaper highly competitive. P2i Newspaper is focused on increasing its market share in the newspaper vertical while targeting magazines, retailers and government offices verticals. The Company intends to leverage its competitive advantages, which include its technology, labor and customer base resources, in these markets over the next five years and will continue to add services that are synergistic with its core competencies.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


1.        Nature of Operations and Summary of Significant Accounting Policies -
          Continued
          ----------------------------------------------------------------------

          The primary business is to mine, manage and database print content for the publishing industry, and its distribution via the Internet. Each day, 52 weeks a year, electronic files can be received from the Company's clients. Once received, these are to be processed overnight for delivery the following morning. Data is deliverable not only to the Company's web servers for seamless integration into clients' existing, hosted web sites, but can also be distributed back to clients and to their business partners in a wide range of formats to fit their ever evolving needs.

          Services comprise the following:

          Hosted Solutions -- Publishers large and small may use the Company's array of customizable, turnkey, hosted products for entire publications, sections and vertical-specific solutions. Utilizing proprietary technology, the Company converts print content comprising editorial and media ads into interactive, online content that is seamlessly incorporated into existing newspaper/publisher web sites. At the end of every business day, publishing clients transmit to the Company the same electronic versions of ads and pages that go to press. These files are received by the Company's production group, processed, quality checked, and delivered to the hosting servers by the start of the following business day.

          Data Extraction -- Customers utilizing in-house or third party solutions may rely upon the Company's ability to database incoming content down to the minutest subset. The Company has solutions that will convert multiple forms of disparate electronic content and process them into one constant data flow as one of its specialties. Extracting relevant data points, merging consistencies and fielding content to produce a data feed, per the client's or third party's specifications, is at the core of the Company's technology. The ensuing data enables tight search functions and powers retail advertising web sites.

          Content Review - Because online content needs to reflect the values, relevance and accuracy that print institutions have embodied for centuries, the Company's Content Review team functions to examine thousands of items a day for retailers and newspapers, editing, proofing and determining relevancy. The staff reviews pricing, language, brand names, and scores of other specifics, delivering a critical component in the online publishing of user-generated content.

          Technical Support -- The Company has also launched a poly-lingual Technical Support team. Unlike a traditional call center that scripts its responses, this functional group separates itself from the competition by providing a highly trained, technically skilled support person that is trained to understand the idiosyncrasies of customers' products and services to ensure each caller gets the best possible service.

          If management cannot sufficiently execute and achieve the above stated objectives, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


1.        Nature of Operations and Summary of Significant Accounting Policies -
          Continued
          ----------------------------------------------------------------------

          Principles of consolidation - The consolidated financial statements include the accounts of the Company and P2i Newspaper, LLC, its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


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

          Property and equipment - Depreciation of property and equipment is provided by the straight-line method over the estimated useful lives of the assets. Assets held under capital lease obligations are amortized using the straight-line method over the shorter of the useful lives of the assets or the term of the lease.

          Amortization - Debt issuance costs are amortized using the straight-line method over the one-year term of the notes (see Note 3).

          Impairment - As of December 31, 2004, the investment in P2i, Inc. had been effectively written down to $0. The fair value was based on financial projections, consultation with the Company's investment banker and an outside consultant, and management's estimates. Effective January 1, 2004, the Company acquired P2i's
          Print-to-Internet business (see Note 8).

          Goodwill - In connection with the Company's acquistion of P2i Newspaper, the Company realized approximately $375,000 of goodwill. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized; however, it is tested annually for impairment.

          Foreign currency translation - Assets and liabilities of the Company's foreign operations are translated into U.S dollars at the exchange rate in effect at the balance sheet date. Revenue is eliminated in consolidation. Expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive income on the consolidated balance sheet.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


1.        Summary of Significant Accounting Policies - Continued
          -------------------------------------------------------

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

          Net (loss) per basic and diluted share of common stock - Basic loss per share is calculated using the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method. The weighted average number of basic and diluted common shares outstanding includes:

           Actual shares issued and outstanding at December 31, 2006                 9,927,329
           Stock subscriptions payable - note holders (see Note 3)                   2,750,000
           Stock subscriptions payable - investment banker (see Note 6)                813,688
           Series B convertible preferred stock issued to P2i, Inc. (see Note 13)   19,383,531
                                                                                    ----------
                                                                                    32,874,548
                                                                                    ==========

          The basic and diluted loss per share are the same since the Company had a net loss for 2006 and 2005 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 1,070,000 and 2,225,000 shares of common stock at December, 2006 and 2005, respectively, were not included in the computation of diluted loss per share.

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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


1.        Summary of Significant Accounting Policies - Continued
          ------------------------------------------------------

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

          In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will still be handled according to guidance in APB Opinion 20, "Accounting Changes", as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 has not had a material impact on the Company's financial condition or results of operations.

          In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109". FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 also prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of accumulated deficit (or other appropriate components of equity) for that fiscal year. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of the adoption of FIN 48 but does not currently expect the adoption of this new standard to have a material impact on our financial position, results of operations, or cash flows.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


1.        Summary of Significant Accounting Policies - Continued
          ------------------------------------------------------

          In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting ("SAB") 108, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 effective as of December 31, 2006. The adoption of this bulletin did not have a material impact on our financial position, results of operations, or cash flows.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on our financial position, results of operations, or cash flows.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


2.        Discontinued Operations
          -----------------------

          Sale of ISP Division
          --------------------

          Effective May 1, 2002, the Company entered into an agreement to sell substantially all of the assets of the ISP division to Brand X Networks, Inc., a California Corporation, for $632,000. The assets have been held and operated by Brand X Networks, Inc. for its purposes since May 1, 2002, at which time the Company discontinued its ISP operations. On April 14, 2003, the Company completed a fifth amendment to the purchase agreement with Brand X pursuant to which the Company agreed to accept an aggregate payment of $632,000 for the ISP Division, less credits to Brand X of $112,686. Of such amount, $200,000 was to be paid through the provision of services to the Company from Brand X. And the balance was to be paid at the rate of approximately $5,172 per month, until completely paid.

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

          In February 2006, still within terms of the purchase agreement, Brand X notified ProtoSource that it would be unable to make its next payment on its note payable obligation and could not then specify when the next payment(s) would be forthcoming. Subsequently, ProtoSource discovered that Brand X had become insolvent and was unable to meet its obligations to ProtoSource and, as a consequence, was unable to cure its default status on its note payable obligation and, therefore, of the purchase agreement itself. At December 31, 2005, ProtoSource assessed the collectibility of the remaining note receivable balance of $162,582 and its unused services credit balance of $151,308 and determined that collection or realization of any portion of these amounts was highly doubtful and their values should be written down to $0. As a consequence, the Company recorded a provision for Brand X's uncollectible note and services credit in the amount of $313,890 in 2005.

          In an agreement dated March 2006, ProtoSource sold, assigned and transferred the promissory note it held in respect of the January 2004 sale of its ISP business to Brand X Networks, Inc. to P2i, Inc., a related party. As set forth in this transaction, a new promissory note, secured by all the assets of Brand X Networks, Inc., was issued to P2i, Inc. in the net amount of $162,582. The principal with interest shall be paid in 33 equal monthly installments of $5,172, until completely paid. Because regular payments have not been made, this successor note is in default status and has been fully reserved. During the whole of 2006, ProtoSource recovered $13,800 from the P2i, Inc. / Brand X Networks, Inc. promissory note arrangement. As the value of this note was written down to $0 at December 31, 2005, these payments were classified as "other income" in 2006.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


3.        Notes Payable
          -------------

          Notes payable of $2,425,000 is composed of 32 individual notes executed during the period beginning March 2002 and continuing through April 2004. These notes, which are secured by the assets of ProtoSource and P2i Newspaper, range between $25,000 and $200,000 on their face. All notes are one-year renewable 10% interest (per annum) convertible promissory notes. Each note can be prepaid, in whole or in part, without premium or penalty, at any time. Upon prepayment of the entire principle amount of a note, all accrued, but unpaid interest shall be paid to the holder on the date of prepayment. At any time prior to or at the time of repayment, the holder may elect to convert some or all of the principal and interest owing into shares of the Company's common stock. The conversion rate shall equal the amount to be converted, divided by each note's predetermined conversion price established at note issuance or renewal. {Conversion prices, after a series of renewals, range between $0.0667 and $0.10.} As a result of the beneficial conversion feature of these notes, through December 31, 2006, the Company has recognized $1,852,500 as interest expense and additional paid-in capital. Also in connection with the issuance of these notes, as an added inducement to loan to the Company, the Company entered into accompanying subscription agreements to provide each note-holder shares of its no par value common stock. As a result, the Company issued or will issue a total of 7,006,226 shares of common stock valued at approximately $1,844,168.

          As of December 31, 2006, there were $255,000 of stock subscriptions payable (2,750,000 common shares) related to this obligation.

          There were no notes issued during the years ended December 31, 2006 and 2005.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


4.        Income Taxes
          ------------

          Significant components of deferred income taxes as of December 31, 2006 are as follows:

                 Net operating loss carryforward                 $5,400,000
                 Less valuation allowance                        (5,400,000)
                                                                  ---------
                 Net deferred tax asset                          $    --
                                                                  =========


          The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $5,400,000 is maintained on deferred tax assets, which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was a decrease of $160,000. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

          At December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $15,400,000 and $1,900,000, respectively. Such carryforwards expire in the years 2014 through 2026 and 2012 through 2026 for federal and state purposes, respectively.


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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

6.        Stock Subscriptions Payable
          ---------------------------

          In addition to the obligations to note holders described in Note 3, stock subscriptions payable includes 813,688 shares of common stock, valued at $406,844, to be exchanged with an investment banker in connection with the acquisition of P2i Newspaper, LLC which occurred in January 2004.


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


          2000 Stock Option Plans
          -----------------------

          In May 2001, the Company's shareholders approved the Company's 2000 Employee Stock Option Plan and the 2000 Executive Stock Option Plan. Each Plan has 350,000 shares reserved for issuance and no stock options have been granted under either plan as of December 31, 2006.

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


8.        Commitments and Contingencies
          -----------------------------

          Leases
          ------

          The Company leases certain computer equipment under noncancellable capital leases.

          The following is a schedule of future minimum lease payments at December 31, 2006 under the Company's capital leases (together with the present value of minimum lease payments).

                        2007                                      $30,775
                        2008                                        8,611
                                                                 --------
            Total minimum lease payments                           39,386
         Less amount representing interest                      (   6,611)
                                                                  -------
         Present value of net minimum lease payments               32,775
         Less current portion                                    ( 24,819)
                                                                   ------
                                                                 $  7,956


          The Company occupies office space leased by P2i, Inc. and is making direct payments to P2i, Inc.'s leaseholder. Under this arrangement, the Company has recorded approximately $35,000 of rent expense for each of the years ended December 31, 2006 and 2005.

          The Company's expected commitment in respect to this arrangement is as follows for the years ended December 31:

                        2007                                      $35,775
                        2008                                       36,266


          Through June 2006, the Company leased 3,200 square feet of office space at its facility in Cyberjaya, Selangor Malaysia. Beginning July 1, 2006 the Company entered into a new lease agreement with the same leaseholder adding 3,200 square feet of additional space, bringing the total leased space to 6,400 square feet. The term of the tenancy agreement is for two years. The agreement states that either party can terminate the agreement by giving written notice of 90 days to the other party. Under this arrangement, the Company has recorded approximately $65,800 and $40,400 of rent expense for each of the years ended December 31, 2006 and 2005, respectively.

          The Company's commitment under this lease is as follows for the years ended December 31:

                        2007                                      $87,800
                        2008                                       43,900

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


8.        Commitments and Contingencies - Continued
          -----------------------------------------

          Contingencies
          -------------

          At various times, the Company is subject to various claims from former employees for potential damages relating to wrongful dismissal or other causes. The Company currently has three such cases, none of which management believes will further materially adversely affect the Company's financial condition.


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


10.       Employee Benefit Plan
          ---------------------

          The Company has a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no contributions for the years ended December 31, 2006 and 2005. Company contributions, if any, vest as follows:

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

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

11.       Fair Value of Financial Instruments
          -----------------------------------

          Disclosures about the fair value of financial instruments, for the Company's financial instruments, are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2006:

                                               Carrying          Estimated
                                                Amount          Fair Value
                                                ------          ----------

         Financial liabilities:
           Notes payable                       $2,425,000       $2,425,000
           Capital lease obligations               32,775           32,775


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


12.       Concentrations
          --------------

          Revenues for the years ended December 31, 2006 and 2005 include revenues from one major customer that accounted for 35% and 29%, respectively, of total Company revenues. Accounts receivable from this customer amounted to 30% and 33% of the Company's total accounts receivable at December 31, 2006 and 2005, respectively.


13.       P2i Newspaper
          -------------

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

          On January 1, 2004, the Company, P2i Newspaper and P2i amended the terms of the Agreement (the "Amendment"). Pursuant to the terms of the Amendment, in exchange for all of the issued and outstanding shares of P2i Newspaper, the Company issued 193,836 shares of series B preferred stock (the "Preferred Stock").

                     PROTOSOURCE CORPORATION AND SUBSIDIARY
                     ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


13.       P2i Newspaper - Continued
          -------------------------

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