Form 10QSB
period 2007-03-31
PROTOSOURCE CORP
filed 2007-05-11
CIK 932772

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

For the Quarterly Period ended March 31, 2007

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

There were 9,927,329 shares of the registrant's common stock, no par value, outstanding as of March 31, 2007.

                             PROTOSOURCE CORPORATION
                             -----------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 MARCH 31, 2007
--------------------------------------------------------------------------------




                                      INDEX
                                      -----


Part I - Financial Information (unaudited):


     Item 1.  Condensed consolidated balance sheet -
              March 31, 2007                                                3

              Condensed consolidated statement of operations for the three-month periods ended
              March 31, 2007 and 2006                                       4

              Condensed consolidated statement of stockholders'
              deficiency for the three-month period ended March 31, 2007    5

              Condensed consolidated statement of cash flows for the
              three-month periods ended March 31, 2007 and 2006           6 & 7

              Notes to condensed consolidated financial statements
              for the three-month period ended March 31, 2007            8 to 13

     Item 2.  Management's discussion and analysis or
              plan of operations                                        14 to 17

     Item 3.  Controls and procedures                                      17


Part II - Other Information

              Other Information                                            18

              Signature and certifications                                 19



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

                             PROTOSOURCE CORPORATION
                             -----------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                   (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
   Cash                                                            $     40,417
   Accounts receivable, net of allowance of $15,892                     328,000
   Advances to officers, net of obligations to officers                  58,126
   Prepaid expenses and other                                             1,503
                                                                   ------------

           Total current assets                                         428,046
                                                                   ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of $511,030                 64,508
                                                                   ------------

Other assets:
   Amounts due from related party - P2i, Inc.                           214,715
   Goodwill - Acquisition of P2i Newspaper                              375,067
   Deposits                                                               7,774
                                                                   ------------

           Total other assets                                           597,556
                                                                   ------------

           Total assets                                            $  1,090,110
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                   $  2,425,000
   Current portion of obligations under capital leases                   22,119
   Accounts payable                                                      80,875
   Accrued interest                                                   1,223,704
   Accrued expenses                                                     400,966
                                                                   ------------

           Total current liabilities                                  4,152,664
                                                                   ------------

Obligations under capital leases, non-current portion                     4,114
Stock subscriptions payable                                             661,844
                                                                   ------------

           Total non-current liabilities                                665,958
                                                                   ------------


Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                  416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 9,927,329 shares issued and outstanding             26,143,461
   Additional paid-in capital                                         2,291,607
   Accumulated other comprehensive income                                47,482
   Accumulated deficit                                              (32,627,241)
                                                                   ------------

           Net stockholders' deficiency                              (3,728,512)
                                                                   ------------

           Total liabilities and net stockholders' deficiency      $  1,090,110
                                                                   ============


See accompanying notes.


                             PROTOSOURCE CORPORATION
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
-----------------------------------------------------------------------------------



                                                               THREE-MONTH
                                                               PERIOD ENDED
                                                                 MARCH 31,
                                                           2007            2006
                                                       ------------    ------------


Net revenues                                           $    659,314    $    590,390
                                                       ------------    ------------

Operating costs and expenses:
   Cost of revenues                                         395,258         320,377
   Selling, general and administrative                      225,159         188,475
   Depreciation and amortization                             11,002           5,924
   Loss on disposal of property and equipment                  --            21,826
                                                       ------------    ------------

           Total operating costs and expenses               631,419         536,602
                                                       ------------    ------------

           Operating income                                  27,895          53,788
                                                       ------------    ------------

Other income (charges):
   Other income                                                --             7,441
   Interest expense                                         (93,398)        (86,355)
   Other expense                                               (991)           (280)
                                                       ------------    ------------

           Net other (charges)                              (94,389)        (79,194)
                                                       ------------    ------------


Net loss                                               ($    66,494)   ($    25,406)
                                                       ============    ============


Net loss per basic and diluted share of common stock   ($      --  )   ($      --  )
                                                       ============    ============


Weighted average number of basic and diluted
   common shares outstanding                             32,874,548      32,874,548
                                                       ============    ============


See accompanying notes.



                                                    PROTOSOURCE CORPORATION
                                                    -----------------------

                                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                          FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007
                                                           (unaudited)
------------------------------------------------------------------------------------------------------------------------------------



                                                                                  Accumulated
                         Preferred Stock         Common Stock         Additional     Other
                       -------------------  -----------------------    Paid-In   Comprehensive  Accumulated            Comprehensive
                       Shares      Amount    Shares       Amount       Capital      Income        Deficit       Total      (Loss)
                       -------    --------  ---------   -----------  -----------   -------      ----------   -----------   -------


Balance,
 December 31, 2006     193,836    $416,179  8,114,829   $26,143,461  $ 2,291,607   $43,532    ($32,560,747)  ($3,665,968)


Net loss
                                                                                                   (66,494)      (66,494)  ($66,494)

Other comprehensive
 income, net of tax:
  Foreign currency
   translation
   adjustments                                                                       3,950                         3,950      3,950
                       -------    --------  ---------   -----------  -----------   -------    ------------   -----------   --------


     Total
      comprehensive
      (loss)                                                                                                               ($62,544)
                                                                                                                           ========


Balance,
 March 31, 2007        193,836    $416,179  9,927,329   $26,143,461  $ 2,291,607   $47,482    ($32,627,241)  ($3,728,512)
                       =======    ========  =========   ===========  ===========   =======    ============   ===========





See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                            THREE-MONTH PERIOD
                                                                  ENDED
                                                                 MARCH 31,
                                                             2007         2006
                                                          ---------    ---------

                     INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                               ($ 66,494)   ($ 25,406)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                           11,002        5,924
     Loss on disposal of property and equipment                --         21,826
   Changes in operating assets and liabilities:
     Accounts receivable                                     19,339      (45,988)
     Prepaid expenses and other assets                         (620)        (717)
     Accounts payable                                        27,370       (1,835)
     Accrued expenses                                        83,199      121,681
                                                          ---------    ---------

              Net cash provided by operating activities      73,796       75,485
                                                          ---------    ---------

Cash flows from investing activities:
   Acquisitions of property and equipment                    (4,123)     (18,550)
   (Increase) in amount due from related company            (22,471)     (20,800)
   (Increase) in advances to officers                        (9,035)     (26,826)
                                                          ---------    ---------

              Net cash (used in) investing activities       (35,629)     (66,176)
                                                          ---------    ---------

Cash flows from financing activities:
   Payments on obligations under capital leases              (6,542)      (9,751)
                                                          ---------    ---------

              Net cash (used in) financing activities        (6,542)      (9,751)
                                                          ---------    ---------


Net increase (decrease) in cash before effect of
   exchange rate changes on cash                             31,625         (442)

Effect of exchange rate changes on cash                       3,950         --
                                                          ---------    ---------

Net increase (decrease) in cash                              35,575         (442)

Cash at beginning of period                                   4,842       40,812
                                                          ---------    ---------

Cash at end of period                                     $  40,417    $  40,370
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



                             PROTOSOURCE CORPORATION
                             -----------------------

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------



                                                          THREE-MONTH PERIOD
                                                                ENDED
                                                               MARCH 31,
                                                          2007          2006
                                                       ----------    ----------


               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                            $    3,680    $    5,141
                                                       ----------    ----------
   Income taxes                                        $     --      $     --
                                                       ----------    ----------












See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007
                                   (unaudited)
--------------------------------------------------------------------------------


1.   Nature of Operations and Summary of Significant Accounting Policies
     -------------------------------------------------------------------

     Nature of operations - ProtoSource Corporation, formerly SHR Corporation doing business as Software Solutions Company (the Company), was incorporated on July 1, 1988, under the laws of the state of California. Until May 1, 2002, the Company was an Internet service provider (ISP). The Company provided dial-up Internet access, web hosting services and web development services. The Company entered into an agreement on May 1, 2002 to sell substantially all of the assets pertaining to the ISP to Brand X Networks, Inc. (see Note 3). Effective January 1, 2004, the Company acquired P2i Newspaper, LLC. (see Note 4). P2i Newspaper is principally engaged in the conversion of text and graphics from print to interactive Web content. Its clients include newspaper groups located in the United States and the United Kingdom. P2i Newspaper is headquartered in Bethlehem, Pennsylvania and has a data conversion center located in Kuala Lumpur, Malaysia.

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 previously filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable. These measures are imperative, as the Company has experienced extreme cash liquidity shortfalls from operations.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007
                                   (unaudited)
--------------------------------------------------------------------------------


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


                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007
                                   (unaudited)
--------------------------------------------------------------------------------


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

       Actual shares issued and outstanding at March 31, 2007                   9,927,329
       Stock subscriptions payable - note holders                               2,750,000
       Stock subscriptions payable - investment banker                            813,688
       Series B convertible preferred stock issued to P2i, Inc. (see Note 4)   19,383,531
                                                                               ----------
                                                                               32,874,548
                                                                               ==========

     The basic and diluted loss per share are the same since the Company had a net loss for 2007 and 2006 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase
     1,070,000 and 1,185,000 shares of common stock at March, 31 2007 and 2006, respectively, were not included in the computation of diluted loss per share.

     Reclassifications - Certain reclassifications have been made to the 2006 financial statement presentation for comparability with the 2007 financial statements.














                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007
                                   (unaudited)
--------------------------------------------------------------------------------


2.   Recently Issued Accounting Standards
     ------------------------------------

     In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109". FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 also prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of accumulated deficit (or other appropriate components of equity) for that fiscal year. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our financial position, results of operations, or cash flows.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007
                                   (unaudited)
--------------------------------------------------------------------------------


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

4.   P2i Newspaper
     -------------

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007
                                   (unaudited)
--------------------------------------------------------------------------------


4.   P2i Newspaper - Continued
     -------------------------

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


Results of Operations
---------------------

Three Months ended March 31, 2007 vs. Three Months ended March 31, 2006

Net Revenues - For the three months ended March 31, 2007 and 2006, net revenues were $659,314 and $590,390 respectively. All revenues of the Company are attributed to the operations of P2i Newspaper, LLC. acquired January 1, 2004. The $68,924 increase in revenues over the previous year is largely attributable to two areas: 1.) A sales effort that has focused on media companies within the newspaper vertical that have a demand for the conversion of large volumes and 2.) The development of new revenue streams from new service offerings that include content verification and call center support services.

Operating Costs And Expenses - For the three months ended March 31, 2007, operating costs and expenses totaled $631,419 versus $536,602 in 2006. Higher production expenditures necessary to meet the approximately 12% increase in revenues accounted for much of the increase in operating costs and expenses, but cost of revenues as a percentage of revenues rose about 6% over its level in 2006. This was due to a combination of factors: An unfavorable change in the Malaysian Ringgit exchange rate, expansion of plant facility overhead to meet existing and future anticipated rises in production volumes and new low-margin service capabilities. In addition to these changes, an expanded production staff to meet volumes not fully realized had been maintained and residual severance costs related to the termination of P2i Online's former general manager had been recorded.

For the three months ended March 31, 2007, general and administrative expenses increased approximately $37,000 over the previous year due to the following significant expenditure components: A provision for about $19,000 of advances to be recognized as officers' compensation was recorded, approximately $11,000 more in sales development efforts were incurred, and approximately $7,000 more in travel and employee related costs were realized this period over the same period in 2006. In 2006, operating costs and expenses included a $21,826 loss on disposal of computer equipment. {Administrative costs principally consist of the Company's management office and personnel, professional fees associated with maintenance of the Company, and officers' and directors' liability insurance costs.}

Interest Expense - Interest expense totaled $93,398 for the three-month period ended March 31, 2007 versus $86,355 in the same period in 2006. The interest expense is a result of the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper, pending and post merger.

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

The Company experienced positive cash flows from operating activities for each of the three-month periods ending March 31, 2007 and 2006.

Even though the Company's net loss for the three-month period ended March 31, 2007 was approximately $66,000, cash flows provided by operations approximated $74,000. In part, this was due to non-cash charges of approximately $11,000 of depreciation and amortization included in the net loss. Additionally, cash flows from operations were enhanced approximately $129,000 by net positive changes in the Company's working capital components. Significant components enhancing working capital and available cash - because they were accrued but unpaid during the period -- were as follows: Approximately $90,000 of accrued interest arising from the Company's convertible debt obligations, approximately $27,000 of accrued supplier and service provider obligations, and approximately $19,000 reduction in outstanding accounts receivable levels over that at the beginning of the year. These positive contributing factors of working capital and available cash were slightly offset by an approximately $7,000 reduction in levels of accrued compensation.

During the three-month period ended March 31, 2007, the Company had negative cash flows from investing activities of approximately $36,000. This consisted of approximately $4,000 for acquisitions of new equipment, approximately $9,000 of advances to directors and officers, and approximately $23,000 of cash advanced to a related company.

And during the three-month period ended March 31, 2007, the Company used, through its financing activities, approximately $7,000 of funds for payments on capital lease obligations.

As of March 31, 2007, the Company had $40,417 in cash and $387,629 in accounts receivable and other current assets. Taken together with $4,152,664 of total current liabilities, this resulted in a negative working capital position of $3,724,618 at March 31, 2007. $3,648,704 of this amount pertains to the Company's obligations to its convertible debt holders.

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


Date: May 11, 2007