Form 10QSB
period 2007-06-30
PROTOSOURCE CORP
filed 2007-08-06
CIK 932772

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

For the Quarterly Period ended June 30, 2007

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

There were 9,927,329 shares of the registrant's common stock, no par value, outstanding as of June 30, 2007.

                             PROTOSOURCE CORPORATION
                             -----------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JUNE 30, 2007
--------------------------------------------------------------------------------




                                      INDEX
                                      -----


Part I - Financial Information (unaudited):


    Item 1.   Condensed consolidated balance sheet -
              June 30, 2007                                                 3

              Condensed consolidated statement of operations for the six-month and three-month periods ended
              June 30, 2007 and 2006                                        4

              Condensed consolidated statement of stockholders'
              deficiency for the six-month period ended June 30, 2007       5

              Condensed consolidated statement of cash flows for the
              six-month periods ended June 30, 2007 and 2006              6 & 7

              Notes to condensed consolidated financial statements
              for the six-month period ended June 30, 2007               8 to 13

    Item 2.   Management's discussion and analysis or
              plan of operations                                        14 to 18

    Item 3.   Controls and procedures                                      18


Part II - Other Information

              Other Information                                            19

              Signature and certifications                                 20



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

                             PROTOSOURCE CORPORATION
                             -----------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007
                                   (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
   Cash                                                            $     35,560
   Accounts receivable, net of allowance of $68,605                     305,395
   Advances to officers, net of obligations to officers                  59,808
   Prepaid expenses and other                                             7,818
                                                                   ------------

           Total current assets                                         408,581
                                                                   ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of $522,073                 53,770
                                                                   ------------

Other assets:
   Amounts due from related party - P2i, Inc.                           240,922
   Goodwill - Acquisition of P2i Newspaper                              375,067
   Deposits                                                               7,774
                                                                   ------------

           Total other assets                                           623,763
                                                                   ------------

           Total assets                                            $  1,086,114
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                   $  2,425,000
   Current portion of obligations under capital leases                   19,170
   Accounts payable                                                      71,126
   Accrued interest                                                   1,315,684
   Accrued expenses                                                     386,173
                                                                   ------------

           Total current liabilities                                  4,217,153
                                                                   ------------


Stock subscriptions payable                                             661,844
                                                                   ------------



Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                  416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 9,927,329 shares issued and outstanding             26,143,461
   Additional paid-in capital                                         2,291,607
   Accumulated other comprehensive income                                46,655
   Accumulated deficit                                              (32,690,785)
                                                                   ------------

           Net stockholders' deficiency                              (3,792,883)
                                                                   ------------

           Total liabilities and net stockholders' deficiency      $  1,086,114
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


                                               PROTOSOURCE CORPORATION
                                               -----------------------

                                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                     (unaudited)
-------------------------------------------------------------------------------------------------------------------


                                                                 SIX-MONTH                     THREE-MONTH
                                                                PERIOD ENDED                   PERIOD ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                            2007            2006            2007            2006
                                                       ------------    ------------    ------------    ------------


Net revenues                                           $  1,354,130    $  1,268,386    $    694,816    $    677,996
                                                       ------------    ------------    ------------    ------------

Operating costs and expenses:
   Cost of revenues                                         777,935         710,641         382,677         390,264
   Selling, general and administrative                      490,849         401,134         265,690         212,659
   Depreciation and amortization                             22,045          15,412          11,043           9,488
   Loss on disposal of property and equipment                  --            21,826            --              --
                                                       ------------    ------------    ------------    ------------

     Total operating costs and expenses                   1,290,829       1,149,013         659,410         612,411
                                                       ------------    ------------    ------------    ------------

     Operating income                                        63,301         119,373          35,406          65,585
                                                       ------------    ------------    ------------    ------------

Other income (charges):
   Other income                                                --             7,441            --              --
   Interest expense                                        (188,621)       (172,323)        (95,223)        (85,968)
   Other expense                                             (4,718)         (4,804)         (3,727)         (4,524)
                                                       ------------    ------------    ------------    ------------

     Net other (charges)                                   (193,339)       (169,686)        (98,950)        (90,492)
                                                       ------------    ------------    ------------    ------------


Net loss                                               ($   130,038)   ($    50,313)   ($    63,544)   ($    24,907)
                                                       ============    ============    ============    ============


Net loss per basic and diluted share of common stock   ($      --  )   ($      --  )   ($      --  )   ($      --  )
                                                       ============    ============    ============    ============


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



                                                    PROTOSOURCE CORPORATION
                                                    -----------------------

                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                          FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007
                                                          (unaudited)
----------------------------------------------------------------------------------------------------------------------


                                                                                            Accumulated
                                Preferred Stock             Common Stock        Additional    Other
                              --------------------    -----------------------    Paid-In   Comprehensive  Accumulated
                               Shares     Amount        Shares       Amount      Capital      Income        Deficit
                              -------    ---------    ---------   -----------   ----------   ---------    ------------

Balance, December 31, 2006    193,836    $ 416,179    9,927,329   $26,143,461   $2,291,607   $  43,532    ($32,560,747)

Net loss
                                                                                                              (130,038)

Other comprehensive income,
 net of tax:
  Foreign currency
   translation adjustments                                                                       3,123
                              -------    ---------    ---------   -----------   ----------   ---------    ------------

      Total comprehensive
       (loss)


Balance, June 30, 2007        193,836    $ 416,179    9,927,329   $26,143,461   $2,291,607   $  46,655    ($32,690,785)
                              =======    =========    =========   ===========   ==========   =========    ============


Table continues below.

                                              Comprehensive
                                  Total          (Loss)
                              -------------   -------------

Balance, December 31, 2006    ($ 3,665,968)

Net loss
                                  (130,038)   ($   130,038)

Other comprehensive income,
 net of tax:
  Foreign currency
   translation adjustments           3,123           3,123
                              ------------    ------------

      Total comprehensive
       (loss)                                 ($   126,915)
                                              ============

Balance, June 30, 2007        ($ 3,792,883)
                              =============


See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                             SIX-MONTH PERIOD
                                                                  ENDED
                                                                 JUNE 30,
                                                             2007         2006
                                                          ---------    ---------


                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                               ($130,038)   ($ 50,313)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                           22,045       15,412
     Provision for bad debts                                 52,713         --
     Loss on disposal of property and equipment                --         21,826
   Changes in operating assets and liabilities:
     Accounts receivable                                    (10,769)     (40,775)
     Prepaid expenses and other assets                       (6,935)      (5,976)
     Accounts payable                                        17,621       14,900
     Accrued expenses                                       160,386      223,267
                                                          ---------    ---------

              Net cash provided by operating activities     105,023      178,341
                                                          ---------    ---------

Cash flows from investing activities:
   Acquisitions of property and equipment                    (4,428)     (46,229)
   Deposits                                                    --         (7,436)
   (Increase) in amount due from related company            (48,678)     (44,800)
   (Increase) in advances to officers                       (10,717)     (66,714)
                                                          ---------    ---------

              Net cash (used in) investing activities       (63,823)    (165,179)
                                                          ---------    ---------

Cash flows from financing activities:
   Payments on obligations under capital leases             (13,605)     (12,573)
                                                          ---------    ---------

              Net cash (used in) financing activities       (13,605)     (12,573)
                                                          ---------    ---------


Net increase in cash before effect of
   exchange rate changes on cash                             27,595          589

Effect of exchange rate changes on cash                       3,123         --
                                                          ---------    ---------

Net increase in cash                                         30,718          589

Cash at beginning of period                                   4,842       40,812
                                                          ---------    ---------

Cash at end of period                                     $  35,560    $  41,401
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



                             PROTOSOURCE CORPORATION
                             -----------------------

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


                                                           SIX-MONTH PERIOD
                                                                 ENDED
                                                                JUNE 30,
                                                          2007           2006
                                                      -----------    -----------


               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                           $     6,923    $     7,848
                                                      -----------    -----------
   Income taxes                                       $      --      $      --
                                                      -----------    -----------






See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007
                                   (unaudited)
--------------------------------------------------------------------------------

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

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 previously filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable. These measures are imperative, as the Company has experienced extreme cash liquidity shortfalls from operations.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007
                                   (unaudited)
--------------------------------------------------------------------------------

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007
                                   (unaudited)
--------------------------------------------------------------------------------

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

        Actual shares issued and outstanding at June 30, 2007       9,927,329
        Stock subscriptions payable - note holders                  2,750,000
        Stock subscriptions payable - investment banker               813,688
        Series B convertible preferred stock issued to P2i, Inc.
          (see Note 4)                                             19,383,531
                                                                   ----------
                                                                   32,874,548
                                                                   ==========

     The basic and diluted loss per share are the same since the Company had a net loss for 2007 and 2006 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 1,070,000 and 1,185,000 shares of common stock at June, 30 2007 and 2006, respectively, were not included in the computation of diluted loss per share.

     Reclassifications - Certain reclassifications have been made to the 2006 financial statement presentation for comparability with the 2007 financial statements.

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007
                                   (unaudited)
--------------------------------------------------------------------------------

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

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 108, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 effective as of December 31, 2006. The adoption of this bulletin did not have a material impact on our financial position, results of operations, or cash flows.

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

     In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for the Company on January 1, 2007. The adoption of the provision of SFAS No. 159 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007
                                   (unaudited)
--------------------------------------------------------------------------------

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007
                                   (unaudited)
--------------------------------------------------------------------------------

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


Results of Operations
---------------------

Six Months ended June 30, 2007 vs. Six Months ended June 30, 2006

Net Revenues - For the six months ended June 30, 2007 and 2006, net revenues were $1,354,130 and $1,268,386 respectively. All revenues of the Company are attributed to the operations of P2i Newspaper, LLC. acquired January 1, 2004. The $85,744 increase in revenues over the previous year is largely attributable to two areas: 1.) A sales effort that has focused on media companies within the newspaper vertical that have a demand for the conversion of large volumes and 2.) The development of new revenue streams from new service offerings that include content verification and call center support services.

Operating Costs and Expenses - For the six months ended June 30, 2007, operating costs and expenses totaled $1,290,829 versus $1,149,013 in 2006, a $141,816 rise over the previous year.

Higher production expenditures necessary to meet the approximately 7% increase in revenues accounted for a substantial part of the increase in operating costs and expenses. During the six months ended June 30, 2007, cost of revenues as a percentage of revenues rose about 1% over their mark in 2006. This was due to a combination of factors: An unfavorable change in the Malaysian Ringgit exchange rate coupled with expanded plant facility overhead and low-margin services established after the first half of 2006. In addition to these changes, residual severance costs pertaining to the termination of a former P2i Online general manager had been recorded.

For the six months ended June 30, 2007, selling, general and administrative expenses posted an increase of approximately $90,000 over the previous year due to the following significant components: A provision of approximately $53,000 was recorded for potentially uncollectible billings to Brand X Networks, approximately $19,000 more in sales development efforts were incurred this year over the same period in 2006, and a provision of about $37,000 was recorded in respect to advances taken during 2006 that are expected to be taken as officers' compensation in fiscal 2007. Also in consideration of such comparative operating differences, 2006 operating costs and expenses included a $21,826 loss on disposal of computer equipment. {Administrative costs principally consist of the Company's management office and personnel, professional fees associated with maintenance of the Company, and officers' and directors' liability insurance costs.}

Interest Expense - Interest expense totaled $188,621 for the six-month period ended June 30, 2007 versus $172,323 in the same period in 2006. The interest expense is a result of the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper, pending and post merger.

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Three Months ended June 30, 2007 vs. Three Months ended June 30, 2006

Net revenues - For the three-month periods ended June 30, 2007 and 2006, net revenues were $694,816 and $677,996, respectively. All revenues of the Company are attributed to the operations of P2i Newspaper acquired January 1, 2004. The $16,820 increase in revenues over the previous year is largely attributable to the development of new revenue streams from new service offerings that include content verification and call center support services.

Operating costs and expenses - For the three months ended June 30, 2007, operating costs and expenses totaled $659,410 versus $612,411 in 2006, a $46,999 rise over the same period in the previous year.

In dollar terms, the Company incurred about $8,000 less in overall production expenditures to meet the approximately 2% increase in revenues over the same quarter in 2006; cost of revenues, as a percentage of revenues, decreased by about 3 percentage points. This was largely due to management's efforts to reduce production staffing levels while focusing on increased efficiencies.

For the three months ended June 30, 2007, selling, general and administrative expenses posted an increase of approximately $53,000 over the previous year due to the following significant components: a provision of approximately $53,000 was recorded during the quarter for potentially uncollectible billings to Brand X Networks, about $8,000 more in sales development efforts were incurred over the same period in 2006, a provision of about $18,000 was recorded in respect to advances taken in 2006 that are expected to be taken as officers' compensation in fiscal 2007, and about $7,000 more in business merchantile fees were recorded. Offsetting these increases included an approximately $12,000 reduction in travel expenditures and about $21,000 less in professional fees and general office expenditures over the same period in 2006.

Interest expense - Interest expense totaled $95,223 for the three-month period ended June 30, 2007 versus $85,968 in the same period in 2006. The interest expense is the result of the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper, pending and post merger.

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

The Company experienced positive cash flows for each of the six-month periods ending June 30, 2007 and 2006.

Though the Company's net loss for the six-month period ended June 30, 2007 was approximately $130,000, cash flows provided by operations approximated $105,000. In part, this was due to non-cash charges of approximately $22,000 of depreciation and amortization and an approximately $53,000 provision for bad debts included in the net loss. Additionally, cash flows from operations were enhanced approximately $161,000 by net positive changes in the Company's working capital components. Significant components enhancing working capital and available cash - because they were accrued but unpaid during the period -- were as follows: approximately $182,000 of accrued interest arising from the Company's convertible debt obligations and approximately $18,000 increase in accrued supplier and service provider obligations. These positive contributing factors of working capital and available cash were offset by approximately $11,000 increase in outstanding receivables and an approximately $29,000 reduction in levels of accrued payroll liabilities.

During the six-month period ended June 30, 2007, the Company had negative cash flows from investing activities of approximately $64,000. This consisted of approximately $4,000 for acquisitions of new equipment, approximately $10,000 of advances to directors and officers, and approximately $50,000 of cash advanced to a related company.

And during the six-month period ended June 30, 2007, the Company used, through its financing activities, approximately $14,000 of funds for payments on capital lease obligations.

As of June 30, 2007, the Company had $35,560 in cash and $373,021 in accounts receivable and other current assets. Taken together with $4,217,153 of total current liabilities, this resulted in a negative working capital position of $3,808,572 at June 30, 2007. $3,740,684 of this amount pertains to the Company's obligations to its convertible debt holders.

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

The Company considers certain trade accounts receivable to be of doubtful collection; accordingly, the Company has a $68,605 allowance for doubtful accounts. The Company considers the balances of its note receivable of $162,582 and its unused services credit of $151,308 as uncollectible or unrealizable; accordingly, a $313,890 allowance for doubtful accounts was recorded in 2005.

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


Date: August 6, 2007