Form 10QSB
period 2007-09-30
PROTOSOURCE CORP
filed 2007-11-14
CIK 932772

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

For the Quarterly Period ended September 30, 2007

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

There were 9,927,329 shares of the registrant's common stock, no par value, outstanding as of September 30, 2007.


                                 PROTOSOURCE CORPORATION
                                 -----------------------

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                                   SEPTEMBER 30, 2007
------------------------------------------------------------------------------------------




                                      INDEX
                                      -----


Part I - Financial Information (unaudited):


         Item 1.   Condensed consolidated balance sheet -
                   September 30, 2007                                                 3

                   Condensed consolidated statement of operations for the
                   nine-month and three-month periods ended
                   September 30, 2007 and 2006                                        4

                   Condensed consolidated statement of stockholders'
                   deficiency for the nine-month period ended September 30, 2007      5

                   Condensed consolidated statement of cash flows for the
                   nine-month periods ended September 30, 2007 and 2006             6 & 7

                   Notes to condensed consolidated financial statements
                   for the nine-month period ended September 30, 2007              8 to 15

         Item 2.   Management's discussion and analysis or
                   plan of operations and results of operations                   16 to 22

         Item 3.   Controls and procedures                                           22


Part II - Other Information

                   Other Information                                                 23

                   Signature and certifications                                      24



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





                             PROTOSOURCE CORPORATION
                             -----------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2007
                                   (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
   Cash                                                            $     47,298
   Accounts receivable, net of allowance of $68,605                     372,021
   Advances to officers, net of obligations to officers                  64,347
   Prepaid expenses and other                                             9,622
                                                                   ------------

           Total current assets                                         493,288
                                                                   ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of $537,737                106,290
                                                                   ------------

Other assets:
   Goodwill - Acquisition of P2i Newspaper                              375,067
   Deposits                                                              12,148
                                                                   ------------

           Total other assets                                           387,215
                                                                   ------------

           Total assets                                            $    986,793
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                   $  2,425,000
   Current portion of obligations under capital leases                   20,345
   Accounts payable                                                     113,887
   Accrued interest                                                   1,409,983
   Accrued expenses                                                     477,655
   Amounts due to related party - P2i, Inc.                             262,800
                                                                   ------------

           Total current liabilities                                  4,709,670
                                                                   ------------


Obligations under capital leases, non-current portion                     9,603
Stock subscriptions payable                                             661,844
                                                                   ------------

           Total non-current liabilities                                671,447
                                                                   ------------


Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                  416,179
   Common stock, no par value; 10,000,000 shares
     authorized, 9,927,329 shares issued and outstanding             26,143,461
   Additional paid-in capital                                         2,291,607
   Accumulated other comprehensive income                                52,849
   Accumulated deficit                                              (33,298,420)
                                                                   ------------

           Net stockholders' deficiency                              (4,394,324)
                                                                   ------------

           Total liabilities and net stockholders' deficiency      $    986,793
                                                                   ============


See accompanying notes.



                                            PROTOSOURCE CORPORATION

                                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                 (unaudited)
-------------------------------------------------------------------------------------------------------------


                                                         NINE-MONTH                     THREE-MONTH
                                                        PERIOD ENDED                    PERIOD ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                    2007            2006            2007            2006
                                                ------------    ------------    ------------    ------------


Net revenues                                    $  2,087,027    $  1,910,331    $    732,897    $    641,945
                                                ------------    ------------    ------------    ------------

Operating costs and expenses:
   Cost of revenues                                1,217,407       1,104,603         439,473         393,962
   Selling, general and administrative               756,362         585,316         265,512         184,182
   Depreciation and amortization                      37,709          34,672          15,664          19,260
   Loss on disposal of property and equipment           --            21,826            --              --
                                                ------------    ------------    ------------    ------------

     Total operating costs and expenses            2,011,478       1,746,417         720,649         597,404
                                                ------------    ------------    ------------    ------------

     Operating income                                 75,549         163,914          12,248          44,541
                                                ------------    ------------    ------------    ------------

Other income (charges):
   Other income                                        7,633           9,041           7,505           1,600
   Impairment charges                               (529,179)           --          (529,179)           --
   Interest expense                                 (286,629)       (262,914)        (90,591)
   Other expense                                      (5,047)         (6,222)           (200)         (1,418)
                                                ------------    ------------    ------------    ------------

     Net other (charges)                            (813,222)       (260,095)       (619,883)        (90,409)
                                                ------------    ------------    ------------    ------------


Net loss                                        ($   737,673)   ($    96,181)   ($   607,635)   ($    45,868)
                                                ============    ============    ============    ============


Net loss per basic and diluted
   share of common stock                        ($      0.02)   ($      --  )   ($      0.02)   ($      --  )
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



                                               PROTOSOURCE CORPORATION
                                               -----------------------

                             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                  FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007
                                                      (unaudited)
---------------------------------------------------------------------------------------------------------------------


                                                   Preferred Stock                Common Stock           Additional
                                                   ---------------                ------------            Paid-In
                                                Shares         Amount         Shares       Amount         Capital
                                             ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2006                        193,836   $    416,179      9,927,329   $ 26,143,461   $  2,291,607

Net loss

Other comprehensive income, net of tax:
  Foreign currency translation adjustments
                                             ------------   ------------   ------------   ------------   ------------

          Total comprehensive (loss)


Balance, September 30, 2007                       193,836   $    416,179      9,927,329   $ 26,143,461   $  2,291,607
                                             ============   ============   ============   ============   ============


Table continues below.

                                             Accumulated
                                                Other
                                            Comprehensive   Accumulated                    Comprehensive
                                                Income        Deficit           Total          (Loss)
                                             ------------   ------------    ------------    ------------

Balance, December 31, 2006                   $     43,532   ($32,560,747)   ($ 3,665,968)

Net loss                                             --         (737,673)       (737,673)   ($   737,673)

Other comprehensive income, net of tax:
  Foreign currency translation adjustments          9,317           --             9,317           9,317
                                             ------------   ------------    ------------    ------------

          Total comprehensive (loss)                                                        ($   728,356)
                                                                                            ============

Balance, September 30, 2007                  $     52,849   ($33,298,420)   ($ 4,394,324)
                                             ============   ============    ============



See accompanying notes.



                               PROTOSOURCE CORPORATION
                               -----------------------

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (unaudited)
-------------------------------------------------------------------------------------


                                                                  NINE-MONTH PERIOD
                                                                        ENDED
                                                                     SEPTEMER 30,
                                                                  2007         2006
                                                               ---------    ---------


                             INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                    ($737,673)   ($ 96,181)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                                37,709       34,672
     Provision for bad debts                                      52,713         --
     Loss on exchange of currency                                  1,665         --
     Loss on disposal of property and equipment                     --         21,826
     Write-off of amounts due from related party - P2i, Inc.     257,179         --
     Net assets acquired through foreclosure                      (1,096)        --
   Changes in operating assets and liabilities:
     Accounts receivable                                         (77,982)     (27,586)
     Prepaid expenses and other assets                             1,261       (2,993)
     Accounts payable                                             60,383       15,040
     Accrued expenses                                            553,423      284,931
                                                               ---------    ---------

              Net cash provided by operating activities          147,582      229,709
                                                               ---------    ---------

Cash flows from investing activities:
   Acquisitions of property and equipment                         (5,850)     (55,676)
   Deposits                                                       (4,374)      (5,914)
   (Increase) in amount due from related company                 (66,600)     (71,800)
   (Increase) in advances to officers                            (14,669)     (89,836)
                                                               ---------    ---------

              Net cash (used in) investing activities            (91,493)    (223,226)
                                                               ---------    ---------

Cash flows from financing activities:
   Payments on obligations under capital leases                  (22,950)     (18,793)
                                                               ---------    ---------

              Net cash (used in) financing activities            (22,950)     (18,793)
                                                               ---------    ---------


Net increase (decrease) in cash before effect of
   exchange rate changes on cash                                  33,139      (12,310)

Effect of exchange rate changes on cash                            9,317         --
                                                               ---------    ---------

Net increase (decrease) in cash                                   42,456      (12,310)

Cash at beginning of period                                        4,842       40,812
                                                               ---------    ---------

Cash at end of period                                          $  47,298    $  28,502
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



                             PROTOSOURCE CORPORATION
                             -----------------------

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------



                                                               NINE-MONTH PERIOD
                                                                     ENDED
                                                                  SEPTEMBER 30,
                                                                 2007      2006
                                                               -------   -------


               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                    $10,633   $13,078
                                                               -------   -------
   Income taxes                                                $  --     $  --
                                                               -------   -------


     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of equipment under capital lease obligation        $20,123   $26,827
                                                               -------   -------
Acquisition of equipment from foreclosure on note              $46,638   $  --
                                                               -------   -------
Acquisition of prepaid expenses from foreclosure on note       $10,000   $  --
                                                               -------   -------













See accompanying notes.



                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007
                                   (unaudited)
--------------------------------------------------------------------------------

1.   Nature of Operations and Summary of Significant Accounting Policies

     Nature of operations - ProtoSource Corporation, formerly SHR Corporation doing business as Software Solutions Company (the Company), was incorporated on July 1, 1988, under the laws of the state of California. Until May 1, 2002, the Company was an Internet service provider (ISP). The Company provided dial-up Internet access, web hosting services and web development services. The Company entered into an agreement on May 1, 2002 to sell substantially all of the assets pertaining to the ISP to Brand X Networks, Inc. On August 16, 2007, the Company exercised its security interests and entered into a foreclosure acquisition agreement with Brand X Networks, Inc., taking possession of its business assets as collateral due to its inability to pay its debt to the Company. These assets were transferred to ProtoSource Acquisition II, Inc., a Nevada corporation (incorporated August 15, 2007) and a wholly owned subsidiary of the Company, on September 1, 2007. Effective September 1, 2007, the Company provides bilingual technical support services, web-hosting, and Internet connectivity (see Note 3).

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


     Basis of presentation - The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 previously filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable. These measures are imperative, as the Company has experienced extreme cash liquidity shortfalls from operations.

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

          o The ability of P2i Newspaper to successfully implement its strategic plan as follows:

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007
                                   (unaudited)
--------------------------------------------------------------------------------

1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued

     Services of P2i Newspaper comprise the following:

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

     Services of ProtoSource Acquistion II, Inc. comprise the following:

     Internet Hosting Services - These operations are principally engaged in providing bilingual technical support services, web-hosting and Internet connectivity.


                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007
                                   (unaudited)
--------------------------------------------------------------------------------

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

           Actual shares issued and outstanding at September 30, 2007               9,927,329
           Stock subscriptions payable - note holders                               2,750,000
           Stock subscriptions payable - investment banker                            813,688
           Series B convertible preferred stock issued to P2i, Inc. (see Note 4)   19,383,531
                                                                                   ----------

                                                                                   32,874,548
                                                                                   ==========

     The basic and diluted loss per share are the same since the Company had a net loss for 2007 and 2006 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase
     1,070,000 and 1,185,000 shares of common stock at September, 30 2007 and 2006, respectively, were not included in the computation of diluted loss per share.

     Reclassifications - Certain reclassifications have been made to the 2006 financial statement presentation for comparability with the 2007 financial statements.








                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007
                                   (unaudited)
--------------------------------------------------------------------------------

2.   Recently Issued Accounting Standards

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

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007
                                   (unaudited)
--------------------------------------------------------------------------------

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

     On August 16, 2007 the Company exercised its security interests and entered into a foreclosure acquisition agreement with Brand X Networks, Inc., taking possession of its business assets as collateral due to its inability to pay its debt to the Company. These assets were transferred to ProtoSource Acquisition II, Inc., a Nevada corporation (incorporated August 15, 2007) and a wholly owned subsidiary of the Company, on September 1, 2007. Effective September 1, 2007, the Company provides bilingual technical support services, web-hosting, and Internet connectivity.

     In respect to the foreclosure acquisition agreement, ProtoSource Acquisition II, Inc. acquired computer equipment, computer software and supplies, office equipment, tools, furniture and fixtures and prepaid expenditures valued at approximately $57,000. It also assumed specific liabilities in respect to service providers and agreed to honor accrued vacation pay of former Brand X Networks, Inc. employees hired on September 1, 2007 by ProtoSource Acquisition II. These liabilities approximated $56,000. As a consequence of this action, a net recovery of approximately $1,000, classified as "other income", was recorded during the current period.

                             PROTOSOURCE CORPORATION
                             -----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007
                                   (unaudited)
--------------------------------------------------------------------------------

3.   Sale of ISP Division - Continued

     As a further component to the reacquisition of the collateralized assets of Brand X Networks, Inc., the Company gave consideration to P2i, Inc. (a related party) who became a controlling owner of Brand X Networks, Inc. through its March 2006 purchase of the original note held by the Company in respect to the sale of the Company's ISP assets to Brand X. In consideration for P2i, Inc.'s management and controlling interest in Brand X Networks, Inc., and such that P2i, Inc. would not act to oppose the matter of foreclosure on the assets of Brand X Networks, the Company forgave P2i, Inc.'s existing liabilities to the Company through August 28, 2007 and will continue to support P2i, Inc. in the discharge of liabilities (arising prior to the January 1, 2004 P2i Newspaper merger with the Company) out of the Company's cash flow until such obligations are fully discharged. The value of this consideration is estimated to be approximately $529,200, which has all been characterized as goodwill. This includes the net amount of $257,179 outstanding to the Company as of August 28, 2007, plus an additional $272,000. As a consequence of this action, during the current period the Company recorded a $257,179 write-off of amounts due to the Company and recorded an obligation in accrued expenses of $272,000. Because of the related party nature of this goodwill, management has deemed it to be impaired and has recorded the charge in other charges in the consolidated statement of operations.

                             PROTOSOURCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007
                                   (unaudited)
--------------------------------------------------------------------------------

4.   P2i Newspaper

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


                             PROTOSOURCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007
                                   (unaudited)
--------------------------------------------------------------------------------

5.   Business Segment Data

     The Company has two reportable business segments. The following is a description of each operating segment:

     Media & Data Conversion Technologies - These operations are principally engaged in the mining and database management of print, graphic and data content for the publishing industry, and its distribution via the Internet.
     Data is deliverable to the Company's web servers for seamless integration into the clients' hosted web sites, but also is distributed back to the client, and their business partners, in a wide range of formats to fit continually evolving, highly-diversified applications.

     Technical Support & Hosting Services - These operations are principally engaged in providing bilingual technical support services, web-hosting, and Internet connectivity.

     Financial information for the two reporting segments is shown below:

                                                      NINE-MONTH                   THREE-MONTH
                                                     PERIOD ENDED                  PERIOD ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                  2007           2006           2007           2006
                                              -----------    -----------    -----------    -----------

     Net revenues
       Media & Data Conversion Technologies   $ 2,012,891    $ 1,910,331    $   658,761    $   641,945
       Technical Support & Hosting Services        74,136           --           74,136           --
                                              -----------    -----------    -----------    -----------
                                              $ 2,087,027    $ 1,910,331    $   732,897    $   641,945
                                              ===========    ===========    ===========    ===========

     Income (loss) from operations
       Media & Data Conversion Technologies   $   718,595)   ($   96,181)   ($  588,557)   ($   45,868)
       Technical Support & Hosting Services       (19,078)          --          (19,078)          --
                                              -----------    -----------    -----------    -----------
                                              ($  737,673)   ($   96,181)   ($  607,635)   ($   45,868)
                                              ===========    ===========    ===========    ===========



                                             September 30,   December 31,
                                                 2007            2006
                                              ----------      ----------
     Identifiable assets
       Media & Data Conversion Technologies   $  883,084      $1,048,627
       Technical Support & Hosting Services      103,709            --
                                              ----------      ----------
                                              $  986,793      $1,048,627
                                              ==========      ==========







                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

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


Results of Operations - Nine Months ended September 30, 2007 vs. Nine Months ended September 30, 2006
----------------------------------------------------------------------------

Net Revenues - For the nine months ended September 30, 2007 and 2006, net revenues were $2,087,027 and $1,910,331 respectively. $2,012,891 of revenues are attributed to the operations of P2i Newspaper acquired January 1, 2004 and $74,136 are attributed to the operations of ProtoSource Acquisition II established August 15, 2007. This represents a combined increase of $176,696 in revenues over the previous year.

In respect to P2i Newspaper, an increase of $102,560 over last year is largely attributable to the following: 1.) A sales effort that has focused on media companies within the newspaper vertical that have a demand for the conversion of large volumes and 2.) The development of new revenue streams from new service offerings that include content verification and call center support services.

In respect to ProtoSource Acquisition II, Inc., net revenues totaling $74,136 are attributable to ISP service operations commencing September 1, 2007.

Operating Costs and Expenses - For the nine months ended September 30, 2007, operating costs and expenses totaled $2,011,478 versus $1,746,417 in 2006, a $265,061 rise over the previous year.

$93,214 of this amount is directly attributable to the operations of ProtoSource Acquisition II, Inc. which commenced operations September 1, 2007.

$171,847 of the additional operating costs and expenses are related to the operations of P2i Newspaper and are due to the following:

Approximately $28,000 of higher production expenditures necessary to meet the approximately 5% increase in revenues. However, during the nine months ended September 30, 2007, cost of revenues as a percentage of revenues fell about 1% under their mark in 2006. This was largely due to reductions in production staff levels with increasing efficiencies to overcome adverse changes in the Ringgit exchange rate.

For the nine months ended September 30, 2007, selling, general and administrative expenses posted an increase of approximately $171,000 over the previous year due to the following significant components:

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

A provision of approximately $53,000 was recorded for uncollectible billings to Brand X Networks, approximately $37,000 more in sales development efforts were incurred this year over the same period in 2006, a provision of about $56,000 was recorded in respect to advances taken during 2006 that are expected to be taken as officers' compensation in fiscal 2007, and approximately $25,000 more in accounting, legal, insurance and office expenses were recorded over last year's levels. Also in consideration of such comparative operating differences, 2006 operating costs and expenses included a $21,826 loss on disposal of computer equipment. {Administrative costs principally consist of the Company's management office and personnel, professional fees associated with maintenance of the Company, and officers' and directors' liability insurance costs.}

Interest Expense - Interest expense totaled $286,629 for the nine-month period ended September 30, 2007 versus $262,914 in the same period in 2006. The interest expense is a result of the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper, pending and post merger.

Other income and charges - As a result of a foreclosure acquisition agreement dated August 15, 2007 with Brand X Networks, Inc., other income included an approximate $1,000 recovery of net assets from Brand X, and other charges included an impairment charge in connection with $529,179 in consideration given to P2i, Inc., a related party, under this arrangement.

Foreclosure acquisition agreement -- On August 16, 2007 the Company exercised its security interests and entered into a foreclosure acquisition agreement with Brand X Networks, Inc., taking possession of its business assets as collateral due to its inability to pay its debt to the Company. These assets were transferred to ProtoSource Acquisition II, Inc., a Nevada corporation (incorporated August 15, 2007) and a wholly owned subsidiary of the Company, on September 1, 2007.

In respect to the foreclosure acquisition agreement, ProtoSource Acquisition II, Inc. acquired computer equipment, computer software and supplies, office equipment, tools, furniture and fixtures and prepaid expenditures valued at approximately $57,000. It also assumed specific liabilities in respect to service providers and agreed to honor accrued vacation pay of former Brand X Networks, Inc. employees hired on September 1, 2007 by ProtoSource Acquisition
II. These liabilities approximated $56,000. As a consequence of this action, a net recovery of approximately $1,000, classified as "other income", was recorded during the current period.

As a further component to the reacquisition of the collateralized assets of Brand X Networks, Inc., the Company gave consideration to P2i, Inc. (a related party) who became a controlling owner of Brand X Networks, Inc. through its March 2006 purchase of the original note held by the Company in respect to the sale of the Company's ISP assets to Brand X. In consideration for P2i, Inc.'s management and controlling interest in Brand X Networks, Inc., and such that P2i, Inc. would not act to oppose the matter of foreclosure on the assets of Brand X Networks, the Company forgave P2i, Inc.'s existing liabilities to the Company through August 28, 2007 and will continue to support P2i, Inc. in the discharge of liabilities (arising prior to the January 1, 2004 P2i Newspaper merger with the Company) out of the Company's cash flow until such obligations are fully discharged. The value of this consideration is estimated to be in excess of $529,200, which has all been characterized as goodwill. This includes the net amount of $257,179 outstanding to the Company as of August 28, 2007 plus an additional $272,000. As a consequence of this action, during the current period the Company recorded a $257,179 write-off of amounts due to the Company and recorded an obligation in accrued expenses of $272,000. Because of the related party nature of this goodwill, management has deemed it to be impaired and has recorded the charge in other charges in the consolidated statement of operations.

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Results of Operations - Three Months ended September 30, 2007 vs. Three Months ended September 30, 2006
------------------------------------------------------------------------------

Net revenues - For the three-month periods ended September 30, 2007 and 2006, net revenues were $732,897 and $641,945, respectively. $658,761 of revenues are attributed to the operations of P2i Newspaper acquired January 1, 2004 and $74,136 are attributed to the operations of ProtoSource Acquisition II established August 15, 2007. This represents a combined increase of $90,952 in revenues over the previous year.

In respect to P2i Newspaper, an increase of $16,817 over last year is largely attributable to a sales effort focused on media companies within the newspaper vertical that have a demand for the conversion of large volumes and development of new revenue streams from new service offerings that include content verification and call center support services.

Operating costs and expenses - For the three months ended September 30, 2007, operating costs and expenses totaled $720,649 versus $597,404 in 2006, a $123,245 rise over the same period in the previous year.

$93,214 of this amount is directly attributable to the operations of ProtoSource Acquisition II, Inc. which commenced operations September 1, 2007.

$30,031 of the additional operating costs and expenses are related to the operations of P2i Newspaper and are due to the following:

Approximately $39,000 of lower production expenditures to meet an approximately 3% increase in revenues was largely due to substantial reductions in production staff levels while simultaneously working to increase production efficiencies during the period. During the three months ended September 30, 2007, cost of revenues as a percentage of revenues fell about 7% under their mark in 2006.

For the three months ended September 30, 2007, selling, general and administrative expenses posted an increase of approximately $69,000 over the previous year due to the following significant components: About $18,000 more in sales development efforts were incurred over the same period in 2006, a provision of about $19,000 was recorded in respect to advances taken in 2006 that are expected to be taken as officers' compensation in fiscal 2007, approximately $20,000 additional consulting and legal fees were incurred, about $12,000 more in insurance costs were recorded over last year's levels during the same period.

Interest expense - Interest expense totaled $98,009 for the three-month period ended September 30, 2007 versus $90,591 in the same period in 2006. The interest expense is the result of the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper, pending and post merger.

Other income and charges - As a result of a foreclosure acquisition agreement dated August 15, 2007 with Brand X Networks, Inc., other income included a $1,096 recovery of net assets from Brand X and other charges included a $529,179 consideration given to P2i, Inc., a related party, under this arrangement.

Foreclosure acquisition agreement -- On August 16, 2007 the Company exercised its security interests and entered into a foreclosure acquisition agreement with Brand X Networks, Inc., taking possession of its business assets as collateral due to its inability to pay its debt to the Company. These assets were transferred to ProtoSource Acquisition II, Inc., a Nevada corporation (incorporated August 15, 2007) and a wholly owned subsidiary of the Company on September 1, 2007.

                             PROTOSOURCE CORPORATION
                             -----------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                      AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

In respect to the foreclosure acquisition agreement, ProtoSource Acquisition II, Inc. acquired computer equipment, computer software and supplies, office equipment, tools, furniture and fixtures and prepaid expenditures valued at approximately $57,000. It also assumed specific liabilities in respect to service providers and agreed to honor accrued vacation pay of former Brand X Networks, Inc. employees hired on September 1, 2007 by ProtoSource Acquisition
II. These liabilities approximated $56,000. As a consequence of this action, a net recovery of $1,096, classified as "other income" was recorded during the current period.

As a further component to the reacquisition of the collateralized assets of Brand X Networks, Inc., the Company gave consideration to P2i, Inc. (a related party) who became a controlling owner of Brand X Networks, Inc. through its March 2006 purchase of the original note held by the Company in respect to the sale of the Company's ISP assets to Brand X. In consideration for P2i, Inc.'s management and controlling interest in Brand X Networks, Inc., and such that P2i, Inc. would not act to oppose the matter of foreclosure on the assets of Brand X Networks, the Company forgave P2i, Inc.'s existing liabilities to the Company through August 28, 2007 and will continue to support P2i, Inc. in the discharge of liabilities (arising prior to the January 1, 2004 P2i Newspaper merger with the Company) out of the Company's cash flow until such obligations are fully discharged. The value of this consideration is estimated to be in excess of $529,200, which has all been characterized as goodwill. This includes the net amount of $257,179 outstanding to the Company as of August 28, 2007 plus an additional $272,000. As a consequence of this action, during the current period the Company recorded a $257,179 write-off of amounts due to the Company and recorded an obligation in accrued expenses of $272,000. Because of the related party nature of this goodwill, management has deemed it to be impaired and has recorded the charge in other charges in the consolidated statement of operations.

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

The Company experienced positive cash flows from operating activities for each of the nine-month periods ending September 30, 2007 and 2006.

Though the Company's net loss for the nine-month period ended September 30, 2007 was approximately $738,000, cash flows provided by operations approximated $148,000. In part, this was due to the following non-cash charges included in the net loss: Approximately $38,000 of depreciation and amortization, approximately $53,000 provision for bad debts, and approximately $257,000 of amounts due to the Company from P2i, Inc. related to a foreclosure acquisition agreement which were written off. In addition to non-cash charges to income, cash flows from operations were aided by approximately $537,000 of net changes in the Company's working capital components. Significant components affecting working capital and availability of cash - because they were accrued during the period but unpaid -- were as follows: Approximately a net amount of $263,000 payable to P2i, Inc. in respect to a foreclosure acquisition agreement was recorded, approximately $276,000 of accrued interest arising from the Company's convertible debt obligations and approximately $78,000 increase in accrued supplier and service provider obligations. These positive contributing factors of working capital and available cash were offset by approximately $78,000 increase in outstanding receivables and an approximately $2,000 reduction in levels of accrued payroll liabilities.

During the nine-month period ended September 30, 2007, the Company had negative cash flows from investing activities of approximately $91,000. This consisted of approximately $6,000 for acquisitions of new equipment, approximately $4,000 to security deposits, approximately $15,000 of advances to directors and officers, and approximately $67,000 of cash provided to a related company.

And during the nine-month period ended September 30, 2007, the Company used, through its financing activities, approximately $23,000 of funds for payments on capital lease obligations.

As of September 30, 2007, the Company had $47,298 in cash and $445,990 in accounts receivable and other current assets. Taken together with $4,709,670 of total current liabilities, this resulted in a negative working capital position of $4,216,382 at September 30, 2007. $3,834,983 of this amount pertains to the Company's obligations to its convertible debt holders and $262,800 of this amount pertains to the Company's obligations to P2i, Inc., a related party.

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

In July 2007, the Company entered into an investment banking agreement with Colebrooke Capital, Inc. The agreement is for $2.5 million in potential capital funding. The fees under this arrangement are $7,500 down and $3,500 for the first 90 days of the agreement. Under this arrangement the Company will be required to a pay a 7% financing fee on any funds raised by Colebrooke Capital. Furthermore, in respect to capital transactions introduced by Colebrooke Capital, there will be a 5% transaction fee requirement, but no fees on any Company generated deals.

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


Date: November 14, 2007