Form 10KSB
period 2007-12-31
PROTOSOURCE CORP
filed 2008-03-31
CIK 932772

U.S. SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


  {X} Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2007

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

The Registrant's revenues for its most recent fiscal year were $3,125,076.

As of December 31, 2007, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $567,953 based upon a closing bid price of $0.06 per share of Common Stock on the OTC Bulletin Board.

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes [   ]  No  [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2007, 9,927,329 shares of the Registrant's no par value Common Stock were outstanding.

DOCUMENTS ARE INCORPORATED BY REFERENCE:
None.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                             PROTOSOURCE CORPORATION

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
--------------------------------------------------------------------------------


                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
PART  I
-------

Item  1.  Description of Business.                                             4

      2.  Description of Property.                                             9

      3.  Legal Proceedings.                                                   9

      4.  Submission of Matters to a Vote of Security Holders.                10

PART  II
--------

Item  5.  Market for Common Equity and Related Stockholder Matters
          and Small Business Issuer Purchases of Equity Securities.           11

      6.  Management's Discussion and Analysis or Plan of Operation.          12

      7.  Financial Statements. (See F-1 to F26)                              17

      8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.                                18

      8A. Controls and Procedures.                                            18

      8B. Other Information.                                                  18

PART  III
---------

Item  9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act.         19

     10.  Executive Compensation.                                             20

     11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.                         24

     12.  Certain Relationships and Related Transactions, and
          Director Independence.                                              25

     13.  Exhibits.                                                           27

     14.  Principal Accountant Fees and Services.                             28


Signatures, Certifications, and Code of Ethics and Business Conduct:

         Signatures.                                                          29

         Certifications.                                                      30

         Exhibit 99.1 - Code of Ethics and Business Conduct for Officers,     32
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


Introduction
------------

The Company's long-term business strategy is to focus on delivery of technologically sophisticated, database-driven, business to business services and solutions via a coordinated sales and marketing strategy in the United States and Europe. The product/service offerings fall into two categories:


- Products and services tailored specifically to create online versions of print content, primarily for the print and publishing industries.

The Company's proprietary system allows for the normalization of diverse forms of data, including text and graphics, which can be integrated by a seamless, dynamic, and highly customizable front-end interface. This allows customers to have their data re-purposed for new revenue generation. It also serves to enhance the customer's own productivity by enabling more effective information management and exchange between themselves and their end customers, who both gain greater satisfaction through the enhanced interactivity.

-    Technical support and hosting.

Currently, Internet and telephone (IT) companies comprise the bulk of the customer base for technical support. The hosting services are deployed across IT and publishing customers.


Executing this strategy starts with the P2i-branded services delivered from a facility owned and operated by the Company's subsidiary, P2i Newspaper, LLC. This facility is located south of Kuala Lumpur, Malaysia and employs approximately 100 staff utilizing proprietary applications and processes. Each day, 52 weeks a year, electronic files can be received from the Company's clients. Once received, these are to be processed for delivery the following morning, or up to 72 hours later. Data is deliverable not only to the Company's web servers for seamless integration into clients' existing, hosted web sites, but can also be distributed back to clients and to their business partners in a wide range of formats to fit their ever evolving needs.

Newspapers, retailers, commercial printers and other publishers (traditional and online) in the United States and Europe turn to P2i Newspaper for a variety of solutions. The online presentation and Web enablement of the Company's clients' content is the key to efficient, effective Web presence, and the ensuing revenues and profits such a presence will yield. The Company takes the same electronic files that generate print output, and uses them to deliver a vastly enhanced user friendly online presence, adding a myriad of user-friendly features that are unique to Web-based presentations. This cost-effective solution perfectly transfers the client's known brand identity to the Internet, and integrates into the delivery all the inherent E-commerce, interactive and database features needed to maximize its impact and benefits.

The Company's second facility in Fresno, CA, operated by, and branded as, BX-Solutions, is wholly-owned subsidiary, ProtoSource Acquisition II, Inc., which employs approximately 30 staff providing 24/7 English and Spanish technical support via incoming telephone calls to the customers of technology companies. These comprise small and mid-size Internet service providers and telecommunication companies in the United States. This facility also houses and manages servers for its own customers.


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

In an agreement dated March 2006, ProtoSource sold, assigned and transferred the promissory note it held in respect of the January 2004 sale of its ISP business to Brand X Networks, Inc. to P2i, Inc., a related party. As set forth in this transaction, a new promissory note, secured by all the assets of Brand X Networks, Inc., was issued to P2i, Inc. in the net amount of $162,582: The principal with interest to be paid in 33 equal monthly installments of $5,172, until completely paid. This arrangement was approved by the Company's board of directors because the Company would not risk bringing Brand X Networks into ProtoSource with too many unknown liabilities attachable to Brand X Networks. Because regular payments had not been made, this successor note was in default status and had been fully reserved. During the whole of 2006, ProtoSource recovered $13,800 from the P2i, Inc. / Brand X Networks, Inc. promissory note arrangement. As the value of this note was written down to $0 at December 31, 2005, these payments were classified as "other income" in 2006.

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

In respect to the foreclosure acquisition agreement, ProtoSource Acquisition II, Inc. acquired computer equipment and software, office equipment, furniture and fixtures and prepaid expenditures together valued at approximately $57,000. Furthermore, it assumed specified service provider and miscellaneous third party liabilities, and agreed to honor accrued vacation pay and unpaid expenses of former Brand X Networks, Inc. employees, most of whom were hired on September 1, 2007 by ProtoSource Acquisition II. These liabilities approximated $56,000. As a consequence of this action, a net recovery of approximately $1,000, classified as "other income", was recorded during 2007.

As a further component to the reacquisition of the collateralized assets of Brand X Networks, Inc., the Company gave consideration to P2i, Inc. (a related party) who became a controlling owner of Brand X Networks, Inc. through its March 2006 purchase of the original note held by the Company in respect to the sale of the Company's ISP assets to Brand X. In consideration for P2i, Inc.'s management and controlling interest in Brand X Networks, Inc., and such that P2i, Inc. would not act to oppose the matter of foreclosure on the assets of Brand X Networks, the Company forgave P2i, Inc.'s existing liabilities to the Company through August 28, 2007 and will continue to support P2i, Inc. in the discharge of liabilities (arising prior to the January 1, 2004 P2i Newspaper merger with the Company) out of the Company's cash flow until such obligations are fully discharged. The value of this consideration is estimated to be $566,186, which has all been characterized as goodwill. This includes the net amount of $294,186 outstanding to the Company as of August 28, 2007, plus an additional $272,000 in future obligations. As a consequence of this action, during the current period the Company recorded a $294,186 write-off of amounts due to the Company and recorded an obligation in accrued expenses of $272,000. Because of the related party nature of this goodwill, management has deemed it to be impaired and has recorded the charge of $566,186 in other charges in the consolidated statement of operations.

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


Business of ProtoSource's Media & Data Conversion Business Segment
------------------------------------------------------------------

Executing the Company's business strategy starts with the P2i-branded services delivered from a facility owned and operated by the Company's subsidiary, P2i Newspaper, LLC. This facility is located south of Kuala Lumpur, Malaysia and employs approximately 100 staff utilizing proprietary applications and processes.

Each day, 52 weeks a year, electronic files can be received from the Company's clients. Once received, these are to be processed for delivery the following morning, or up to 72 hours later. Data is deliverable not only to the Company's web servers for seamless integration into clients' existing, hosted web sites, but can also be distributed back to clients and to their business partners in a wide range of formats to fit their ever evolving needs. Major clients include newspapers from the Tribune, McClatchy and Gannett publishing organizations, as well as retailers and government offices in North America and the UK. The combination of low labor costs, a well-educated labor pool fluent in English, and sophisticated technologies make the Company highly competitive.

Of the 1,600 daily newspapers in the US, almost all are putting content online to some degree as are many of the approximately 4,500 weekly papers that are available online. Utilizing proprietary technologies, the Company converts print-ads and editorial content into interactive, online content that is seamlessly incorporated into existing newspaper Web sites. All newspaper print ads are first created electronically at the newspaper, merged with electronically created editorial, paginated using sophisticated software, edited on a local or wide area network and transmitted electronically to the printing presses. At the end of every business day, newspaper customers send to the Company's processing facility in Malaysia, via FTP, the same electronic versions of ads and pages that they send to their printing presses. These files are processed, quality-checked and delivered to the hosting servers by the start of the following business morning.

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

Through 2008, the Company will continue to focus on increasing market share in the newspaper vertical and targeting government, retail and manufacturing verticals. The Company believes it can grow its business over the next five years from these vertical markets.


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


As of December 31, 2007, P2i Newspaper had a combination of 131 full-time and part time employees. Of such employees, 3 were engaged in marketing and sales, 4 were devoted to research, development and technical support, 118 to production services and 6 were responsible for management, finance and administration. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Business of ProtoSource's Technical Support & Hosting Services Business Segment
-------------------------------------------------------------------------------

The Company's business strategy includes its facility located in Fresno, CA which is operated by, and branded as, "BX-Solutions", and is wholly-owned subsidiary, ProtoSource Acquisition II, Inc. ProtoSource Acquisition II, Inc. employs approximately 30 staff who provide 24/7 English and Spanish technical support utilizing proprietary applications and processes built upon an open source software platform. This facility also houses and manages servers for its own customers. Major customers include small and mid-size telephone and Internet service companies in the United States and Canada.

There are two elements to the business -- technical support via incoming telephone calls, and hosting services.

24 hours a day, 7 days a week, 52 weeks a year, subscribers to BX-Solutions customers call dedicated phone numbers for technical assistance pertaining to Internet services provided by BX-Solutions' customers. BX-Solutions target customer is a technology provider large enough to have a viable customer base, but not so large that having its own call center is justifiable. BX-Solutions is staffed to provide customized, branded incoming call center services for these customers. Additionally, BX-Solutions hosts and manages the servers that provide a lot of the services, especially email, for its customers, as well as some of the hosting for P2i Newspaper, LLC, a wholly-owned subsidiary of the Company.


Industry and Competition
------------------------

There has been a trend in recent years for companies to outsource technical support requirements to offshore vendors. This has resulted in a perception, by the consumer, of deteriorating support standards, and there is now a trend to move some of this support back to the United States. BX-Solutions is working to take advantage of that trend by marketing to smaller US ISPs and telecommunication companies. Competition for BX-Solutions still comprises offshore call centers (to a lesser degree) and near-shore (Canada and Mexico) US call centers. However, the market for these services is so vast the primary obstacle in business development continues to be the traditional ones facing most companies operating in large markets: price and service levels.

The Company has determined that there is significant synergy potential between P2i Newspaper, LLC and ProtoSource Acquisition II, Inc. (i.e., BX-Solutions):
Products and services to be released later this year by P2i Newspaper will require technical support that will be sourced by BX-Solutions. And, P2i Newspaper is fielding inquiries for Spanish language services that can be supported by BX-Solutions bilingual workforce.


ITEM 2. DESCRIPTION OF PROPERTY.

The Company occupies 1,500 square feet of office space at One Bethlehem Plaza, Bethlehem, PA 18018, 6,400 square feet of office space in an office park south of Kuala Lumpur, Malaysia, and 5,440 square feet of office space at 2511 W. Shaw Avenue, Fresno, CA 93711.


ITEM 3. LEGAL PROCEEDINGS.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Through December 10, 2007, the Company had authority for 10,000,000 shares of no par value common stock with 9,927,329 shares issued and outstanding. On December 11, 2007, the Company's shareholders approved an amendment to our certificate of incorporation pursuant to which the authorized number of shares of common would be increased to 500,000,000. The final vote consisted of 6,153,548 ballots cast as follows: 5,713,630 "For", 431,355 "Against", and 8,563 "Abstain". At December 31, 2007, 9,927,329 of common shares were issued and outstanding.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
ISSUER PURCHASES OF EQUITY SECURITIES.

Since March 2002, all of the Company's securities have traded on the OTC
Bulletin Board. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock and our common stock purchase warrants.

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

March 31, 2007           $0.04    $0.04       N/A      N/A       N/A     N/A
June 30, 2007            $0.04    $0.04       N/A      N/A       N/A     N/A
September 30, 2007       $0.05    $0.05       N/A      N/A       N/A     N/A
December 31, 2007        $0.06    $0.06       N/A      N/A       N/A     N/A


As of March 15, 2008, there were approximately 466 record and beneficial owners.


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

-------------------------------------------------------------------------------------------------------------------
                                          Number of securities       Weighted average        Number of securities
Plan category                               to be issued upon        exercise price of      remaining available for
                                               exercise of          outstanding options,      future issuance under
                                          outstanding options,      warrants and rights       equity compensation
                                           warrants and rights                                 plans (excluding
                                                                                            securities reflected in
                                                                                                  column (a)
-------------------------------------------------------------------------------------------------------------------
                                                   (a)                      (b)                       (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by              -0-                      -0-                     350,000
security holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved             -0-                      -0-                     150,000
by security holders
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Total                                              -0-                      -0-                     500,000
-------------------------------------------------------------------------------------------------------------------

                                       11

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


RESULTS OF OPERATIONS
---------------------

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Net Revenues - For the year ended December 31, 2007, net revenues were $3,125,076 versus $2,641,492 for the year ended December 31, 2006, a rise over the previous year of $483,584. In 2006, all revenues of the Company were attributed to the operations of P2i Newspaper acquired by the Company on January 1, 2004. But, $424,994 of total 2007 net revenues are attributable to ProtoSource Acquisition II, Inc. established by the Company on August 15, 2007 with its ISP service operations commencing on September 1, 2007. The approximately $59,000 increase in P2i Newspaper revenues over the previous year is mostly attributable to media companies within the newspaper vertical that have a demand for the conversion of large volumes.

Operating Costs and Expenses - For the year ended December 31, 2007, operating costs and expenses totaled $3,033,826 versus $2,605,374 in 2006, a $428,452 rise over the previous year. $449,720 of this amount is directly attributable to the operations of ProtoSource Acquisition II, Inc. ("BX-Solutions") which commenced operations September 1, 2007. However, $21,268 represents a net reduction of P2i Newspaper operating costs and expenses over the previous year. Such costs were $2,584,106 and $2,605,374 for 2007 and 2006, respectively.

A breakdown of the components of operating cost indicates the following:

In respect to the Company's cost of revenues, $1,564,060 is attributable to P2i Newspaper and $379,594 to BX-Solutions for 2007. As P2i Newspaper's cost of revenues were $1,637,235 in 2006, this represents a net reduction of $73,175 over the previous year. While achieving approximately $59,000 more in sales, P2i Newspaper enacted aggressive reductions and controls of Malaysian production staff costs while improving overall operating efficiencies to combat rising costs as exacted by a strengthening Ringgit against the U.S. dollar. Despite the increasing exchange rate pressures, P2i Newspaper's recorded cost of revenues, as a percentage of revenues, were 57.9% in 2007 versus 62.0% in 2006.

In respect to the Company's selling, general and administrative expenses ("SGA"), $966,095 is attributable to P2i Newspaper and $46,807 to BX-Solutions for 2007. BX-Solutions total SGA is virtually all attributed to clerical staff and general office expenses. As P2i Newspaper's SGA were $891,130 in 2006, this represents a $74,965 net rise in P2i Newspaper's SGA expenses over the previous year.

The following were significant P2i Newspaper SGA components that accounted for the increase over the previous year: Approximately $59,000 more in selling expenses were incurred in 2007 over 2006, mostly as a result of employing the services of a consultant who had been hired in 2007 to serve as the Company's sales director. And approximately $16,000 more in general and administrative costs was incurred in 2007 over 2006. This was largely due to increases in healthcare, telecommunication and professional services costs. In 2006, operating costs and expenses included a $23,604 loss on disposal of computer equipment. {Administrative costs principally consist of the Company's management office and personnel, professional fees associated with maintenance of the Company, and officers' and directors' liability insurance costs.}

Interest Expense - Interest expense totaled $394,356 for the year ended December 31, 2007 versus interest expense of $356,854 in 2006. Interest expense is principally the result of the convertible notes obtained during 2004, 2003, and 2002 to fund operations of the Company and that of P2i Newspaper before and after the January 2004 merger. As there had been no new debt issues since April 2004, neither the current year nor the preceding year reflects any amortization of debt issue costs.


Other Income (Charges) - As a result of a foreclosure acquisition agreement dated August 16, 2007 with Brand X Networks, Inc., other income included approximately $1,000 from recovery of net assets from Brand X. As consideration was given to P2i, Inc., a related party, in connection to this matter, other charges included an impairment charge of $566,186. In 2006, other income included a $13,800 recovery of the Brand X note receivable written off in 2005. (See "Discontinued Operations" and "Foreclosure acquisition agreement" for further explanation of this.)


Discontinued Operations - Effective May 1, 2002, the Company entered into an agreement to sell substantially all of the assets of the ISP division to Brand X Networks, Inc., a California Corporation, for $632,000. The assets have been held and operated by Brand X Networks, Inc. for its purposes since May 1, 2002, at which time the Company discontinued its ISP operations. On April 14, 2003, the Company completed a fifth amendment to the purchase agreement with Brand X pursuant to which the Company agreed to accept an aggregate payment of $632,000 for the ISP Division, less credits to Brand X of $112,686. Of such amount, $200,000 was to be paid through the provision of services to the Company from Brand X, and the balance was to be paid at the rate of $5,172 per month, until completely paid.

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

In an agreement dated March 2006, ProtoSource sold, assigned and transferred the promissory note it held in respect of the January 2004 sale of its ISP business to Brand X Networks, Inc. to P2i, Inc., a related party. As set forth in this transaction, a new promissory note, secured by all the assets of Brand X Networks, Inc., was issued to P2i, Inc. in the net amount of $162,582. The principal with interest was to be paid in 33 equal monthly installments of $5,172, until completely paid. Because regular payments have not been made, this successor note is in default status and has been fully reserved. During 2006, ProtoSource recovered $13,800 from the P2i, Inc. / Brand X Networks, Inc. promissory note arrangement. As the value of this note was written down to $0 at December 31, 2005, these collected payments were classified as "other income" in 2006.


Foreclosure acquisition agreement - On August 16, 2007 the Company exercised its security interests and entered into a foreclosure acquisition agreement with Brand X Networks, Inc., taking possession of its business assets as collateral due to its inability to pay its debt to the Company. These assets were transferred to ProtoSource Acquisition II, Inc., a Nevada corporation (incorporated August 15, 2007) and a wholly owned subsidiary of the Company, on September 1, 2007. Effective September 1, 2007, the Company provides bilingual technical support services, Web-hosting, and Internet connectivity.

In respect to the foreclosure acquisition agreement, ProtoSource Acquisition II, Inc. acquired computer equipment and software, office equipment, furniture and fixtures and prepaid expenditures together valued at approximately $57,000. Furthermore, it assumed specified service provider and miscellaneous third party liabilities, and agreed to honor accrued vacation pay and unpaid expenses of former Brand X Networks, Inc. employees, most whom were hired on September 1, 2007 by ProtoSource Acquisition II. These liabilities approximated $56,000. As a consequence of this action, a net recovery of approximately $1,000, classified as "other income", was recorded during 2007.

As a further component to the reacquisition of the collateralized assets of Brand X Networks, Inc., the Company gave consideration to P2i, Inc. (a related party) which became a controlling owner of Brand X Networks, Inc. through its March 2006 purchase of the original note held by the Company in respect to the sale of the Company's ISP assets to Brand X. In consideration for P2i, Inc.'s management and controlling interest in Brand X Networks, Inc., and such that P2i, Inc. would not act to oppose the matter of foreclosure on the assets of Brand X Networks, the Company forgave P2i, Inc.'s existing liabilities to the Company through August 28, 2007 and will continue to support P2i, Inc. in the discharge of liabilities (arising prior to the January 1, 2004 P2i Newspaper merger with the Company) out of the Company's cash flow until such obligations are fully discharged. The value of this consideration is estimated to be $566,186, which has all been characterized as goodwill. This includes the net amount of $294,186 outstanding to the Company as of August 28, 2007, plus an additional $272,000 in future obligations. As a consequence of this action, during the current period the Company recorded a $294,186 write-off of amounts due to the Company and recorded an obligation in accrued expenses of $272,000. Because of the related party nature of this goodwill, management has deemed it to be impaired and has recorded the charge of $566,186 in other charges in the consolidated statement of operations.


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

For the year ended December 31, 2007, the Company generated, or obtained from the Company's working capital resources, approximately $68,000 more cash than was used during the year.

Though the Company's net loss for the year ended December 31, 2007 was approximately $874,000, cash flows provided by operations approximated $136,000. In part, this was due to approximately $77,000 of depreciation and amortization and approximately $242,000 of other (net) non-cash charges related to a foreclosure acquisition agreement with the Company that was included in the net loss: This included approximately $294,000 of amounts due from P2i, Inc. that were written off. Offsetting these non-cash charges (but also related to the foreclosure matter) were non-cash credits which included an approximately $52,000 reduction in accounts receivable.

Apart from the non-cash charges to income, cash flows from operations were further aided by approximately $691,000 of year-over-year net changes in the Company's working capital components. Significant components affecting working capital and availability of cash (because they were accrued during the period but unpaid) were as follows: Approximately $239,000 in unpaid obligations to P2i, Inc. which are connected to a foreclosure acquisition agreement, approximately $373,000 of accrued interest arising from the Company's convertible debt obligations, approximately $73,000 increase in accrued supplier and service provider obligations, along with an approximately $18,000 reduction in prepaid rents and accounts receivable. These positive contributing factors to working capital and available cash were offset by an approximately $11,000 decrease in accrued payroll liabilities. Accounts receivable as reported at year-end are current, with no amounts deemed uncollectible.

During the year ended December 31, 2007, the Company had negative cash flows from investing activities of approximately $85,000. This consisted of approximately $7,000 for acquisitions of new equipment, approximately $1,000 to security deposits, approximately $10,000 of advances issued to directors and officers, and approximately $67,000 of cash provided to a related company.

And during the year ended December 31, 2007, the Company used, through its financing activities, approximately $33,000 of funds for payments on capital lease obligations.

As of December 31, 2007, the Company had $72,381 in cash and $415,604 in accounts receivable and other current assets. Taken together with $4,777,344 of total current liabilities, this resulted in a negative working capital position of $4,289,359 at December 31, 2007. $3,931,658 of this amount pertains to the Company's obligations to its convertible debt holders and $238,800 of this amount pertains to the Company's obligations to P2i, Inc., a related party.



On October 15, 2005, the Company entered into a 24-month term capital lease agreement with Bankers Capital for the purchase of computer and computer related items valued at $27,767 with monthly lease payments of $1,596 each. The lease term expired September 14, 2007 and the residual maturity date was October 15, 2007 with a $1 purchase option. $3,487 was paid to Bankers Capital at the start of the lease to cover the first payment, one payment held for a security deposit, and for UCC filing and documentation fees.

On July 15, 2006, the Company entered into a 24-month term capital lease agreement with Bankers Capital for the purchase of computer and computer related items valued at $26,827 with monthly lease payments of $1,521. The lease term expires June 14, 2008 and the residual maturity date is July 15, 2008 with a $1 purchase option. $3,438 was paid to Bankers Capital at the start of the lease to cover the first payment, one payment held for a security deposit, and for UCC filing and documentation fees. Company officers, Peter A. Wardle and Thomas C. Butera, are personal guarantors of this agreement.

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

On August 15, 2007, the Company entered into a 24-month term capital lease agreement with Bankers Capital for the purchase of computer and computer related items valued at $20,123 with monthly lease payments of $1,163. The lease term expires July 14, 2009 and the residual maturity date is July 15, 2009 with a $1 purchase option. $2,720 was paid to Bankers Capital at the start of the lease to cover the first payment, one payment held for a security deposit, and for UCC filing and documentation fees. Company officers, Peter A. Wardle and Thomas C. Butera, are personal guarantors of this agreement.

On October 15, 2007, the Company entered into a 24-month term capital lease agreement with Bankers Capital for the purchase of computer and computer related items valued at $24,380 with monthly lease payments of $1,408. The lease term expires September 14, 2009 and the residual maturity date is September 15, 2009 with a $1 purchase option. $3,212 was paid to Bankers Capital at the start of the lease to cover the first payment, one payment held for a security deposit, and for UCC filing and documentation fees. Company officers, Peter A. Wardle and Thomas C. Butera, are personal guarantors of this agreement.

At a meeting held on December 11, 2007, the Company's shareholders approved an increase in authorized shares of common stock to 500,000,000. At December 31, 2007 9,927,329 of common shares were issued and outstanding and the Company had obligations to issue an additional 22,947,219 shares of common with a further 33,945,000 shares committed for issuance.

Recently Issued Accounting Standards
------------------------------------

In July 2006, the Financial Accounting Standards Board ("FASB") issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109". FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 also prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of accumulated deficit (or other appropriate components of equity) for that fiscal year. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2007.


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

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for the Company on January 1, 2008. The adoption of the provision of SFAS No. 159 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

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

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $5,600,000 as of December 31, 2007 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized, rather, management tests goodwill annually for impairment in the fourth quarter. In August 2007 in connection with a foreclosure acquisition agreement with Brand X Networks, Inc., the Company recognized $566,186 of goodwill related to the transaction but deemed it fully impaired, as this matter involved P2i, Inc., a related party.

The Company did not consider any of its trade accounts receivable to be of doubtful collection; accordingly, the Company has no allowance for doubtful accounts.

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


ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements of ProtoSource Corporation for the years ended December 31, 2007 and 2006 are included in this Report following the signature page of this Report:

    Cover Page                                                       F-1
    Report of Independent Registered Public Accounting Firm          F-2
    Consolidated Balance Sheet as of December 31, 2007               F-3
    Consolidated Statement of Operations
     for the years ended December 31, 2007 and 2006                  F-4
    Consolidated Statement of Stockholders' (Deficiency)
     for the years ended December 31, 2007 and 2006                  F-5
    Consolidated Statement of Cash Flows
     for the years ended December 31, 2007 and 2006.                 F-6 to F-7
    Notes to Consolidated Financial Statements                       F-8 to F-26

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

Management's Report of Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of the Company's chief executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSCO) in Internal Control-Integrated Framework.

The Company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Based on this evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2007.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.


ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


Executive Officers, Directors, Director Nominees And Key Employees

Our executive officers, directors and key employees and their ages and positions with us are as follows:

NAME                               POSITION
----                               --------
Peter Wardle      53             Chief Executive Officer, President,
                                 Chief Financial Officer and Director
Thomas Butera     41             Chief Operating Officer and Director
Joseph DiMarino   65             Director
Mark Blanchard    55             Director
Stewart Kalter    37             Director


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

-----------------------------------------------------------------------------------------------------------------------------
Name & Principal Position   Year    Salary     Bonus   Stock   Option   Non-Equity    Change in       All Other     Total ($)
                                      ($)       ($)    Awards  Awards   Incentive     Pension Value   Compensation
                                                        ($)      ($)    Plan          and             ($)
                                                                        Compensation  Non-Qualified
                                                                        ($)           Deferred
                                                                                      Compensation
                                                                                      Earnings ($)
-----------------------------------------------------------------------------------------------------------------------------
Peter Wardle, CEO           2007    125,000      -       -        -          -              -          145,568(1)    270,568
                            2006    125,000      -       -        -          -              -           76,629(1)    201,629
                            2005    125,000      -       -        -          -              -              -         125,000
-----------------------------------------------------------------------------------------------------------------------------
Thomas Butera, COO          2007    112,500      -       -        -          -              -           20,261(2)    132,761
                            2006    112,500      -       -        -          -              -           43,384(2)    155,884
                            2005    112,500      -       -        -          -              -              -         112,500
-----------------------------------------------------------------------------------------------------------------------------
Kenneth DiStefano,          2007    125,000      -       -        -          -              -              -         125,000
Controller                  2006    104,808   10,000     -        -          -              -              -         114,808
                            2005     90,000      -       -        -          -              -              -          90,000
-----------------------------------------------------------------------------------------------------------------------------

(1) In respect to fiscal 2007, this represents amounts advanced to Mr. Wardle through December 31, 2007. Of this amount, $73,679 relates to amounts advanced during 2006 but reclassified (recorded) as compensation to Mr.
     Wardle during 2007. At December 31, 2007, $71,889 is classified as a reimbursable advance with potential to be recognized as future compensation for Mr. Wardle. In respect to fiscal 2006, this represents amounts advanced prior to January 1, 2006, but reclassified (recorded) as compensation to Mr. Wardle during 2006.

(2) In respect to fiscal 2007, this represents amounts advanced to Mr. Butera through December 31, 2007, the full amount then having been reclassified
     (recorded) as compensation to Mr. Butera during 2007. There are no outstanding advances attributable to Mr. Butera at December 31, 2007. In respect to fiscal 2006, $5,673 relates to amounts advanced prior to January
     1, 2006, $37,711 pertains to amounts advanced during 2006. As $43,384, the full amount, had been reclassified (recorded) as compensation to Mr. Butera during 2006, there were no outstanding advances attributable to Mr. Butera at December 31, 2006.










Option Grants in Last Year and Stock Option Grant.

No options were granted during the year ended December 31, 2007.



Outstanding Equity Awards at Fiscal Year-End.

None.

---------------------------------------------------------------------------------------------------------------------------------
                                  Option Awards                                                    Stock Awards
---------------------------------------------------------------------------------- ----------------------------------------------
Name                  Number       Number        Equity       Option    Option      Number     Market      Equity      Equity
                      of           of            Incentive    Exercise  Expiration  of         Value of    Incentive   Incentive
                      Securities   Securities    Plan         Price     Date        Shares     Shares or   Plan        Plan
                      Underlying   Underlying    Awards:      ($)                   or Units   Units of    Awards:     Awards:
                      Unexercised  Unexercised   Number                             of Stock   Stock       Number      Market or
                      Options      Options       of                                 That       That Have   of          Payout
                      (#)          (#)           Securities                         Have       Not         Unearned    Value
                      Exercisable  Unexercisable Underlying                         Not        Vested      Shares,     of
                                                 Unexercised                        Vested     ($)         Units or    Unearned
                                                 Unearned                           (#)                    Other       Shares,
                                                 Options                                                   Rights      Units or
                                                 (#)                                                       That Have   Other
                                                                                                           Not         Rights
                                                                                                           Vested      That Have
                                                                                                           (#)         Not
                                                                                                                       Vested
                                                                                                                       ($)

--------------------- ------------ ------------- ------------ --------- ---------- ---------- ----------- ----------- -----------
Peter Wardle               -            -             -         $ -         -          -         $  -         -          $  -
Thomas Butera              -            -             -           -         -          -            -         -             -
Joseph DiMarino            -            -             -           -         -          -            -         -             -
Mark Balanchard            -            -             -           -         -          -            -         -             -
Stewart Kalter             -            -             -           -         -          -            -         -             -
TOTAL:                     -            -             -         $ -         -          -         $  -         -          $  -
---------------------------------------------------------------------------------------------------------------------------------


Director Compensation

None.

---------------------------------------------------------------------------------------------------------------------------------
       Name (a)         Fees Earned    Stock      Option      Non-Equity        Change in Pension        All Other       Total
                         or Paid in    Awards     Awards    Incentive Plan   Value and Nonqualified    Compensation       ($)
                            Cash         ($)        ($)      Compensation     Deferred Compensation         ($)           (h)
                            ($)          (c)        (d)           ($)               Earnings                (g)
                            (b)                                   (e)                  (f)
----------------------- ------------- ---------- ---------- ---------------- ------------------------ ---------------- ----------
Peter Wardle                $ -          $ -        $ -           $ -                  $ -                  $ -           $ -
Thomas Butera                 -            -          -             -                    -                    -              -
Joseph DiMarino               -            -          -             -                    -                    -              -
Mark Blanchard                -            -          -             -                    -                    -              -
Stewart Kalter                -            -          -             -                    -                    -              -
TOTAL:                      $ -          $ -        $ -           $ -                  $ -                  $ -           $ -
---------------------------------------------------------------------------------------------------------------------------------

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. As of December 31, 2007, none of the Company's directors currently receive any compensation for their service on the Board of Directors.

                                       21

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

A total of 150,000 shares of authorized but unissued common stock have been reserved for issuance pursuant to the 1999 Plan. As of December 31, 2007, no options are outstanding under this Plan.

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

A total of 350,000 shares of authorized but unissued common stock have been reserved for issuance pursuant to the 2000 Plan. As of December 31, 2007, no options are outstanding under this Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning the holdings of Common Stock by each person who, as of March 30, 2008, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record and all share amounts include stock options and Common Stock purchase warrants exercisable within 60 days from the date hereof. Such amounts also include shares of common stock issuable upon conversion of the 193,836 shares of preferred stock which are each convertible into 100 shares of common stock at any time after the authorized number of shares of common stock is increased to 500,000,000.

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

In May 2002, Peter Wardle, CEO and a principal stockholder of P2i, Inc. and a director of the Company, assumed the duties and responsibilities of CEO of the Company. As of January 2004, Mr. Wardle draws a salary from the Company and his expenses are being reimbursed. Additionally, through 2007, Mr. Wardle received $222,197 in advances in accordance with a note-holders' security agreement. Such advances are reimbursable to the Company by sale of ProtoSource common stock that is to be issued to P2i, Inc. in accordance with the merger agreement of Company with P2i Newspaper, Inc. $150,308 ($73,679 in 2007 and $76,629 in 2006)
of the $222,197 relates to amounts advanced to Mr. Wardle but reclassified (recorded) as compensation to Mr. Wardle through 2007. At December 31, 2007, $71,889 is classified as a reimbursable advance with potential to be recognized as future compensation for Mr. Wardle.

In January 2004, Thomas Butera, COO and a principal stockholder of P2i, Inc. and a director of the Company, assumed the duties and responsibilities of COO of the Company. As of January 2004, Mr. Butera draws a salary from the Company and his expenses are being reimbursed. During 2005 and 2006, for purposes of providing working capital to the Company, Mr. Butera advanced $24,000 to the Company for an indefinite period of time. Through December 31, 2007, $12,000 had been repaid to Mr. Butera leaving a balance of $12,000. Additionally, through 2007, Mr. Butera received $63,645 in advances in accordance with a note-holders' security agreement. Such advances are reimbursable to the Company by sale of ProtoSource common stock that is to be issued to P2i, Inc. in accordance with the merger agreement of Company with P2i Newspaper, Inc. $20,261 in 2007 and $20,261 in 2006, the full amount, had been reclassified (recorded) as compensation to Mr. Butera. There are no outstanding advances attributable to Mr. Butera at December 31, 2007.

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

In August 2007, as a further component to the reacquisition of the collateralized assets of Brand X Networks, Inc., the Company gave consideration to P2i, Inc. (a related party) which became a controlling owner of Brand X Networks, Inc. through its March 2006 purchase of the original note held by the Company in respect to the sale of the Company's ISP assets to Brand X. In consideration for P2i, Inc.'s management and controlling interest in Brand X Networks, Inc., and such that P2i, Inc. would not act to oppose the matter of foreclosure on the assets of Brand X Networks, the Company forgave P2i, Inc.'s existing liabilities to the Company through August 28, 2007 and will continue to support P2i, Inc. in the discharge of liabilities (arising prior to the January 1, 2004 P2i Newspaper merger with the Company) out of the Company's cash flow until such obligations are fully discharged. The value of this consideration is estimated to be $566,186, which has all been characterized as goodwill. This includes the net amount of $294,186 outstanding to the Company as of August 28, 2007, plus an additional $272,000 in future obligations. As a consequence of this action, during the current period the Company recorded a $294,186 write-off of amounts due to the Company and recorded an obligation in accrued expenses of $272,000. Because of the related party nature of this goodwill, management has deemed it to be impaired and has recorded the charge of $566,186 in other charges in the consolidated statement of operations.

As of December 31, 2006, an amount of $400 is due from P2i, Inc. As CEO and principal stockholder of P2i, Inc. and a director of the Company, Peter Wardle has pledged that any such funds provided to P2i, Inc. by the Company will be reimbursed by sale of ProtoSource common stock that is to be issued to P2i, Inc. in accordance with the agreement of merger of Company with P2i Newspaper, Inc.

P2i, through its infrastructure, provides office space to the Company. For periods commencing after January 1, 2004, the Company has been making direct payments to P2i's office space leaseholder. During 2007 and 2006, payments of approximately $35,800 and $35,300, respectively, were paid to P2i's leaseholder.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2007 and December 31, 2006, and for review of the financial statements included in the Company's quarterly reports on Form 10-QSB during such fiscal years, were $35,500 and $34,450, respectively.

Audit-Related Fees. The aggregate fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements were $0 and $4,000 for the years ended December 31, 2007 and 2006, respectively.

Tax Fees. The aggregate fees billed for tax preparation and related services by our auditors were $3,500 and $3,000 for the years ended December 31, 2007 and 2006, respectively.

All Other Fees. For the fiscal years ended December 31, 2007 and 2006, the Company incurred no fees to auditors for services rendered to the Company, other than the services covered in "Audit Fees", "Audit-Related Fees" or "Tax Fees".

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethlehem, Pennsylvania, on March 31, 2008.

                                            PROTOSOURCE CORPORATION





                                            By: /s/ Peter Wardle
                                            ------------------------------
                                            Peter Wardle
                                            Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.


Signature                         Title                           Date
---------                         -----                           ----


/s/  Peter Wardle                 Chief  Executive Officer       March 31, 2008
----------------------------      Chief Financial Officer
     Peter Wardle                (Principal Accounting
                                  Officer), and Director

/s/  Thomas Butera                Chief  Operating Officer       March 31, 2008
----------------------------      Director
     Thomas Butera

/s/  Joseph DiMarino              Director                       March 31, 2008
----------------------------
     Thomas Butera

/s/  Mark Blanchard               Director                       March 31, 2008
----------------------------
     Mark Blanchard

/s/  Stewart Kalter               Director                       March 31, 2008
----------------------------
     Stewart Kalter

ITEM 7. FINANCIAL STATEMENTS
----------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Page
                                                                     ----

Financial Statements Index                                           F-1

Report of Independent Registered Public Accounting Firm              F-2

Consolidated Balance Sheet as of December 31, 2007                   F-3

Consolidated Statement of Operations
  for the years ended December 31, 2007 and 2006                     F-4

Consolidated Statement of Stockholders' (Deficiency)                 F-5
  for the years ended December 31, 2007 and 2006

Consolidated Statement of Cash Flows
  for the years ended December 31, 2007 and 2006                     F-6 & 7

Notes to Consolidated Financial Statements                           F-8 to F-26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
ProtoSource Corporation

We have audited the accompanying consolidated balance sheet of ProtoSource Corporation and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' (deficiency), and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProtoSource Corporation and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $874,100 and $303,697 during the years ended December 31, 2007 and 2006, respectively. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                              /s/ Margolis & Company P.C.
                                              Certified Public Accountants

Bala Cynwyd, Pennsylvania
March 24, 2008

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007
--------------------------------------------------------------------------------

                                     ASSETS


Current assets:
   Cash                                                            $     72,381
   Accounts receivable                                                  356,263
   Advances to officers, net of obligations to officers                  59,341
                                                                   ------------

       Total current assets                                             487,985
                                                                   ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of $575,657                 93,901
                                                                   ------------

Other assets:
   Amounts due from related party - P2i, Inc.                               400
   Goodwill - acquisition of P2i Newspaper                              375,067
   Deposits                                                               8,749
                                                                   ------------

       Total other assets                                               384,216
                                                                   ------------

       Total assets                                                $    966,102
                                                                   ============



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                   $  2,425,000
   Current portion of obligations under capital leases                   28,359
   Accounts payable                                                     126,289
   Accrued interest                                                   1,506,658
   Amounts due to related party - P2i, Inc.                             238,800
   Accrued expenses - other                                             452,238
                                                                   ------------

       Total current liabilities                                      4,777,344
                                                                   ------------

Obligations under capital leases, non-current portion                    17,561
Stock subscriptions payable                                             661,844
                                                                   ------------

       Total non-current liabilities                                    679,405
                                                                   ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                  416,179
   Common stock, no par value; 500,000,000 shares
     authorized, 9,927,329 shares issued and outstanding             26,143,461
   Additional paid-in capital                                         2,291,607
   Accumulated other comprehensive income                                92,953
   Accumulated deficit                                              (33,434,847)
                                                                   ------------

       Net  stockholders' deficiency                                 (4,490,647)
                                                                   ------------

       Total liabilities and stockholders' deficiency              $    966,102
                                                                   ============


The notes to consolidated financial statements are an integral part of the above statement.


                      PROTOSOURCE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------------



                                                                YEAR ENDED
                                                                DECEMBER 31,
                                                            2007            2006
                                                        ------------    ------------


Net revenues                                            $  3,125,076    $  2,641,492
                                                        ------------    ------------

Operating costs and expenses:
   Cost of revenues                                        1,943,654       1,637,235
   Selling, general and administrative                     1,012,902         891,130
   Depreciation and amortization                              77,230          53,405
   Loss on disposal of property and equipment                     40          23,604
                                                        ------------    ------------

         Total operating costs and expenses                3,033,826       2,605,374
                                                        ------------    ------------

         Operating income                                     91,250          36,118
                                                        ------------    ------------

Other income (charges):
   Recovery of amounts previously written off                  1,096          13,800
   Other income                                                 --             7,442
   Impairment charges                                       (566,186)           --
   Interest expense                                         (394,356)       (356,854)
   Other expense                                              (5,904)         (4,203)
                                                        ------------    ------------

          Net other (charges)                               (965,350)       (339,815)
                                                        ------------    ------------


Net loss                                                ($   874,100)   ($   303,697)
                                                        ============    ============



Net loss per basic and diluted share of common stock:   ($       .03)   ($       .01)
                                                        ============    ============

Weighted average number of basic and
  diluted common shares outstanding                       32,874,548      32,874,548
                                                        ============    ============



The notes to consolidated financial statements are an integral part of the above statement.


                                           PROTOSOURCE CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY)
                                           FOR THE YEARS DECEMBER 31, 2007 AND 2006

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                                      Accumulated
                                                Preferred Stock                Common Stock            Additional        Other
                                          ---------------------------   ---------------------------      Paid-In     Comprehensive
                                             Shares         Amount         Shares         Amount         Capital        Income
                                          ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2005                     193,836   $    416,179      8,114,829   $ 25,835,960   $  2,291,607           --

Issuance of common stock in
connection with financing                         --             --        1,812,500        307,501           --             --

Net loss                                          --             --             --             --             --             --

Other comprehensive income, net of tax:
  Foreign currency translation
    adjustments                                   --             --             --             --             --     $     43,532
                                          ------------   ------------   ------------   ------------   ------------   ------------

Total comprehensive (loss)



Balance, December 31, 2006                     193,836        416,179      9,927,329     26,143,461      2,291,607         43,532


Net loss                                          --             --             --             --             --             --

Other comprehensive income, net of tax:
  Foreign currency translation
    adjustments                                   --             --             --             --                          49,421
                                          ------------   ------------   ------------   ------------   ------------   ------------

Total comprehensive (loss)


Balance, December 31, 2007                     193,836   $    416,179      9,927,329   $ 26,143,461   $  2,291,607   $     92,953
                                          ============   ============   ============   ============   ============   ============


Table continues below.

                                          Accumulated                    Comprehensive
                                             Deficit         Total           (Loss)
                                          ------------    ------------    ------------

Balance, December 31, 2005                ($32,257,050)   ($ 3,713,304)           --

Issuance of common stock in
connection with financing                         --           307,501            --

Net loss                                      (303,697)       (303,697)   ($   303,697)

Other comprehensive income, net of tax:
  Foreign currency translation
    adjustments                                   --            43,532          43,532
                                          ------------    ------------    ------------

Total comprehensive (loss)                                                ($   260,165)
                                                                          ============


Balance, December 31, 2006                 (32,560,747)     (3,665,968)           --


Net loss                                      (874,100)       (874,100)   ($   874,100)

Other comprehensive income, net of tax:
  Foreign currency translation
    adjustments                                   --            49,421          49,421
                                          ------------    ------------    ------------

Total comprehensive (loss)                                                ($   824,679)
                                                                          ============

Balance, December 31, 2007                ($33,434,847)   ($ 4,490,647)
                                          ============    ============

The notes to consolidated financial statements are an integral part of the above statement.


                      PROTOSOURCE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------------

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                                  2007         2006
                                                               ---------    ---------


                             INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net loss                                                     ($874,100)   ($303,697)
  Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                                77,230       53,405
     Provision for bad debts                                        --         15,892
     Loss on disposal of property and equipment                       40       23,604
     Non-cash adjustments to accounts receivable                 (52,330)        --
     Write-off of amounts due from related party - P2i, Inc.     294,186         --
     Changes in operating assets and liabilities:
       Accounts receivable                                         6,968     (106,645)
       Prepaid expenses and other assets                          10,883         (883)
       Accounts payable                                           72,784        7,401
       Accrued liability to related party - P2i, Inc.            238,800         --
       Accrued expenses                                          361,883      396,410
                                                               ---------    ---------

              Net cash provided by operating activities          136,344       85,487
                                                               ---------    ---------

Cash flows from investing activities:
  Acquisitions of property and equipment                          (6,666)     (60,081)
  (Increase) decrease in advances to officers                    (10,250)      14,211
  (Increase) in amount due from related party                    (67,000)     (88,851)
  (Increase) decrease in deposits                                   (975)      (5,415)
                                                               ---------    ---------

              Net cash (used in) investing activities            (84,891)    (140,136)
                                                               ---------    ---------



                               CONTINUED ON NEXT PAGE


The notes to consolidated financial statements are an integral part of the above statement.


                      PROTOSOURCE CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
-------------------------------------------------------------------------------------

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                                  2007         2006
                                                               ---------    ---------

Cash flows from financing activities:
  Payments on obligations under capital leases                   (33,335)     (24,853)
                                                               ---------    ---------

           Net cash (used in) financing activities               (33,335)     (24,853)
                                                               ---------    ---------


Effect of exchange rate changes on cash                           49,421       43,532
                                                               ---------    ---------

Net increase (decrease) in cash                                   67,539      (35,970)

Cash at beginning of year                                          4,842       40,812
                                                               ---------    ---------

Cash at end of year                                            $  72,381    $   4,842
                                                               =========    =========




                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                     $  21,684    $  19,506
                                                               ---------    ---------
  Income taxes                                                 $    --      $    --
                                                               ---------    ---------




SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with financing          $    --      $ 307,501
Acquisition of equipment under capital lease obligation           46,480       26,827
Acquisition of equipment arising from note foreclosure            46,638         --
Acquisition of prepaid expense arising from note foreclosure      10,000         --
Acquisition of accrued expenses                                   55,542         --


The notes to consolidated financial statements are an integral part of the above statement.

                                       F-7

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


1.   Nature of Operations and Summary of Significant Accounting Policies
     -------------------------------------------------------------------

     Nature of operations - ProtoSource Corporation, formerly SHR Corporation doing business as Software Solutions Company (the Company), was incorporated on July 1, 1988, under the laws of the state of California. Until May 1, 2002, the Company was an Internet service provider (ISP). The Company provided dial-up Internet access, web hosting services and web development services. On May 1, 2002, the Company entered into an agreement to sell substantially all of the assets pertaining to the ISP to Brand X Networks, Inc. (see Note 2). On August 16, 2007, the Company exercised its security interests and entered into a foreclosure acquisition agreement with Brand X Networks, Inc., taking possession of its business assets as collateral due to its inability to pay its debt to the Company. These assets were transferred to ProtoSource Acquisition II, Inc., a Nevada corporation (incorporated August 15, 2007) and a wholly owned subsidiary of the Company on September 1, 2007. Effective September 1, 2007, the Company provides bilingual technical support services, web-hosting, and Internet connectivity (see Note 2).

     Effective January 1, 2004, the Company acquired P2i Newspaper, LLC (see
     Note 14). P2i Newspaper is principally engaged in the conversion of text and graphics from print to interactive Web content. Its clients include newspaper groups located in the United States and the United Kingdom. P2i Newspaper is headquartered in Bethlehem, Pennsylvania and has a data conversion center located in Kuala Lumpur, Malaysia.


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

     The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plans include the following:

     o Obtaining additional working capital through the sale of common stock or debt securities

     o    The ability to successfully implement its strategic plan as follows:

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued
     ---------------------------------------------------------------------

     The Company's long-term business strategy is to focus on delivery of technologically sophisticated, database-driven, business to business services and solutions via a coordinated sales and marketing strategy in the United States and Europe. The product/service offerings fall into two categories:

     - Products and services tailored specifically to create online versions of print content, primarily for the print and publishing industries.

     The Company's proprietary system allows for the normalization of diverse forms of data, including text and graphics, which can be integrated by a seamless, dynamic, and highly customizable front-end interface. This allows customers to have their data re-purposed for new revenue generation. It also serves to enhance the customer's own productivity by enabling more effective information management and exchange between themselves and their end customers, who both gain greater satisfaction through the enhanced interactivity.

     -    Technical support and hosting.

     Currently, Internet and telephone (IT) companies comprise the bulk of the customer base for technical support. The hosting services are deployed across IT and publishing customers.

     Executing this strategy starts with the P2i-branded services delivered from a facility owned and operated by the Company's subsidiary, P2i Newspaper, LLC. This facility is located south of Kuala Lumpur, Malaysia and employs approximately 100 staff utilizing proprietary applications and processes. Each day, 52 weeks a year, electronic files can be received from the Company's clients. Once received, these are to be processed for delivery the following morning, or up to 72 hours later. Data is deliverable not only to the Company's web servers for seamless integration into clients' existing, hosted web sites, but can also be distributed back to clients and to their business partners in a wide range of formats to fit their ever evolving needs.


     Services of P2i Newspaper comprise the following:

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

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


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


     Services of ProtoSource Acquisition II, Inc. comprise the following:

     Technical Support & Internet Hosting Services - Bilingual technical support services, web-hosting and internet connectivity.

     The Company's second facility in Fresno, CA, operated by, and branded as, BX-Solutions, is wholly-owned subsidiary, ProtoSource Acquisition II, Inc., which employs approximately 30 staff providing 24/7 English and Spanish technical support via incoming telephone calls to the customers of technology companies. These comprise small and mid-size Internet service providers and telecos in the United States. This facility also houses and manages servers for its own customers.

     The combination of on-target sales strategies, low labor costs, a well-educated labor pool fluent in English, and sophisticated technologies are key to the Company's competitive strategy.

     If management cannot sufficiently execute and achieve the above stated objectives, the Company may find it necessary to dispose of assets, or undertake other actions as may be appropriate.

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued
     ---------------------------------------------------------------------

     Principles of consolidation - The consolidated financial statements include the accounts of the Company and two wholly-owned subsidiaries, P2i Newspaper, LLC and Protosource Acquisition II, Inc. All significant intercompany accounts and transactions have been eliminated.

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

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued
     ---------------------------------------------------------------------

     Cash and cash equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Accounts receivable - Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. It is the policy of management to review the outstanding accounts receivable at the end of each reporting period, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectable amounts. As of December 31, 2007, management believes that an allowance for bad debts was not considered necessary.

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

     Impairment - As of December 31, 2004, the investment in P2i, Inc. had been effectively written down to $0. The fair value was based on financial projections, consultation with the Company's investment banker and an outside consultant, and management's estimates. Effective January 1, 2004, the Company acquired P2i's Print-to-Internet business (see Note 14). In August 2007, in connection with a foreclosure acquisition agreement with Brand X Networks, Inc., the Company recognized $566,186 of goodwill related to the transaction but deemed it fully impaired, as this matter involved P2i, Inc., a related party (see Note 2).

     Goodwill - In connection with the Company's acquisition of P2i Newspaper, the Company recognized approximately $375,000 of goodwill (see Note 14). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized; however, it is tested annually for impairment.

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


                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


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

       Actual shares issued and outstanding at December 31, 2007                 9,927,329
       Stock subscriptions payable - note holders (see Note 3)                   2,750,000
       Stock subscriptions payable - investment banker (see Note 7)                813,688
       Series B convertible preferred stock issued to P2i, Inc. (see Note 14)   19,383,531
                                                                                ----------
                                                                                32,874,548
                                                                                ==========

     The basic and diluted loss per share are the same since the Company had a net loss for 2007 and 2006 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase
     1,070,000 shares of common stock at December 31, 2007 and 2006 were not included in the computation of diluted loss per share.

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

                                      F-13

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued
     ---------------------------------------------------------------------

     Recently Issued Accounting Standards
     ------------------------------------

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109". FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 also prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of accumulated deficit (or other appropriate components of equity) for that fiscal year. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2007.


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

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued
     ---------------------------------------------------------------------

     In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for the Company on January 1, 2008. The adoption of the provision of SFAS No. 159 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


2.   Sale of ISP Division
     --------------------

     Effective May 1, 2002, the Company entered into an agreement to sell substantially all of the assets of the ISP division to Brand X Networks, Inc., a California Corporation, for $632,000. The assets have been held and operated by Brand X Networks, Inc. for its purposes since May 1, 2002, at which time the Company discontinued its ISP operations. On April 14, 2003, the Company completed a fifth amendment to the purchase agreement with Brand X pursuant to which the Company agreed to accept an aggregate payment of $632,000 for the ISP Division, less credits to Brand X of $112,686. Of such amount, $200,000 was to be paid through the provision of services to the Company from Brand X, and the balance was to be paid at the rate of approximately $5,172 per month, until completely paid.

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

     In an agreement dated March 2006, ProtoSource sold, assigned and transferred the promissory note it held in respect of the January 2004 sale of its ISP business to Brand X Networks, Inc. to P2i, Inc., a related party. As set forth in this transaction, a new promissory note, secured by all the assets of Brand X Networks, Inc., was issued to P2i, Inc. in the net amount of $162,582: The principal with interest was to be paid in 33 equal monthly installments of $5,172, until completely paid. Because regular payments had not been made, this successor note was in default status and had been fully reserved. During 2006, ProtoSource recovered $13,800 from the P2i, Inc. / Brand X Networks, Inc. promissory note arrangement. As the value of this note was written down to $0 at December 31, 2005, these payments were classified as "other income" in 2006.

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


2.   Sale of ISP Division - Continued
     --------------------------------

     Foreclosure acquisition:

     On August 16, 2007, the Company exercised its security interests and entered into a foreclosure acquisition agreement with Brand X Networks, Inc., taking possession of its business assets as collateral due to its inability to pay its debt to the Company. These assets were transferred to ProtoSource Acquisition II, Inc., a Nevada corporation (incorporated August 15, 2007) and a wholly-owned subsidiary of the Company, on September 1, 2007. Effective September 1, 2007, the Company provides bilingual technical support services, Web-hosting, and Internet connectivity.

     In respect to the foreclosure acquisition agreement, ProtoSource Acquisition II, Inc. acquired computer equipment and software, office equipment, furniture and fixtures and prepaid expenditures together valued at approximately $57,000. Furthermore, it assumed specified service provider and miscellaneous third party liabilities, and agreed to honor accrued vacation pay and unpaid expenses of former Brand X Networks, Inc. employees, most of whom were hired on September 1, 2007 by ProtoSource Acquisition II. These liabilities approximated $56,000. As a consequence of this action, a net recovery of approximately $1,000, classified as "other income", was recorded during 2007.

     The following is a summary of the assets recovered and liabilities assumed upon foreclosure:

        Assets recovered:

          Prepaid expenses                  $10,000
          Computer equipment and software    35,309
          Office furniture and equipment     11,329
                                            -------
          Total assets recovered             56,638
                                            -------

        Liabilities assumed:

          Accrued service providers         $34,597
          Accrued vacation payable            7,814
          Employee expense claims             8,796
          Miscellaneous other claims          4,335
                                            -------
          Total liabilities assumed          55,542
                                            -------

          Net assets recovered              $ 1,096
                                            =======

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


2.   Sale of ISP Division - Continued
     --------------------------------

     Consideration given in respect to foreclosure acquisition:

     As a further component to the reacquisition of the collateralized assets of Brand X Networks, Inc., the Company gave consideration to P2i, Inc. (a related party) which became a controlling owner of Brand X Networks, Inc. through its March 2006 purchase of the original note held by the Company in respect to the sale of the Company's ISP assets to Brand X. In consideration for P2i, Inc.'s management and controlling interest in Brand X Networks, Inc., and such that P2i, Inc. would not act to oppose the matter of foreclosure on the assets of Brand X Networks, the Company forgave P2i, Inc.'s existing liabilities to the Company through August 28, 2007 and will continue to support P2i, Inc. in the discharge of liabilities (arising prior to the January 1, 2004 P2i Newspaper merger with the Company) out of the Company's cash flow until such obligations are fully discharged. The value of this consideration is estimated to be $566,186, which has all been characterized as goodwill. This includes the net amount of $294,186 outstanding to the Company as of August 28, 2007, plus an additional $272,000 in future obligations. As a consequence of this action, during the current period the Company recorded a $294,186 write-off of amounts due to the Company and recorded an obligation in accrued expenses of $272,000. Because of the related party nature of this goodwill, management has deemed it to be impaired and has recorded the charge of $566,186 in other charges in the consolidated statement of operations.


     A summary of the components of goodwill related to this transaction are as follows:

     Forgiveness of amounts due from related party P2i, Inc.    $ 294,186
     Obligation to related party P2i, Inc. assumed                272,000
                                                                ---------
     Goodwill arising from foreclosure acquisition                566,186
     Less: Impairment of goodwill re: related party P2i, Inc.    (566,186)
                                                                ---------
     Net goodwill resulting from this transaction               $       0
                                                                =========

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


3.   Notes Payable
     -------------

     Notes payable of $2,425,000 is composed of 32 individual notes executed during the period beginning March 2002 and continuing through April 2004. These notes, which are secured by the assets of ProtoSource and P2i Newspaper, range between $25,000 and $200,000 on their face. All notes are one-year renewable 10% interest (per annum) convertible promissory notes. Each note can be prepaid, in whole or in part, without premium or penalty, at any time. Upon prepayment of the entire principle amount of a note, all accrued, but unpaid interest shall be paid to the holder on the date of prepayment. At any time prior to or at the time of repayment, the holder may elect to convert some or all of the principal and interest owing into shares of the Company's common stock. The conversion rate shall equal the amount to be converted, divided by each note's predetermined conversion price established at note issuance or renewal. {Conversion prices, after a series of renewals, range between $0.0667 and $0.10.} As a result of the beneficial conversion feature of these notes, through December 31, 2007, the Company has recognized $1,852,500 as interest expense and additional paid-in capital. Also in connection with the issuance of these notes, as an added inducement to loan to the Company, the Company entered into accompanying subscription agreements to provide each noteholder shares of its no par value common stock. As a result, the Company issued or will issue a total of 7,006,226 shares of common stock valued at approximately $1,844,168.

     As of December 31, 2007, there were $255,000 of stock subscriptions payable (2,750,000 common shares) related to this obligation.

     There were no notes issued during the years ended December 31, 2007 and 2006.

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


4.   Income Taxes
     ------------

     Significant components of deferred income taxes as of December 31, 2007 are as follows:

          Net operating loss carryforward                 $ 5,600,000
          Less valuation allowance                         (5,600,000)
                                                          -----------
          Net deferred tax asset                          $      --
                                                          ===========

     The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $5,600,000 is maintained on deferred tax assets, which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was a decrease of $200,000. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

     At December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $15,900,000 and $2,400,000, respectively. Such carryforwards expire in the years 2014 through 2027 and 2012 through 2027 for federal and state purposes, respectively.


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

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


6.   Common Stock
     ------------

     Through December 10, 2007, the Company had authority for 10,000,000 shares of no par value common stock with 9,927,329 shares issued and outstanding. On December 11, 2007, the Company's shareholders approved an amendment to our certificate of incorporation pursuant to which the authorized number of shares of common would be increased to 500,000,000. The final vote consisted of 6,153,548 ballots cast as follows: 5,713,630 "For", 431,355 "Against", and 8,563 "Abstain". At December 31, 2007, 9,927,329 of common shares were issued and outstanding.


7.   Stock Subscriptions Payable
     ---------------------------

     In addition to the obligations to noteholders described in Note 3, stock subscriptions payable includes 813,688 shares of common stock, valued at $406,844, to be exchanged with an investment banker in connection with the acquisition of P2i Newspaper, LLC which occurred in January 2004. Taken together, this represents a total of 3,563,688 shares of common stock valued at $661,844 to be issued.


8.   Stock Options and Warrants
     --------------------------

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


     2000 Stock Option Plans
     -----------------------

     In May 2001, the Company's shareholders approved the Company's 2000 Employee Stock Option Plan and the 2000 Executive Stock Option Plan which remains in effect until May 2010 but may be terminated or extended by the Board of Directors. The Executive Stock Option Plan has 350,000 shares reserved for issuance with no stock options having been granted as of December 31, 2007.

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


9.   Commitments and Contingencies
     -----------------------------

     Leases

     The Company leases certain computer equipment under three noncancellable capital leases.

     The following is a schedule of future minimum lease payments at December 31, 2007 under the Company's capital leases (together with the present value of minimum lease payments).

            2008                                       $ 37,716
            2009                                         19,635
                                                       --------
     Total minimum lease payments                        57,351
     Less amount representing interest                  (11,431)
                                                       --------
     Present value of net minimum lease payments         45,920
     Less current portion                               (28,359)
                                                       --------
                                                       $ 17,561
                                                       ========


     The Company occupies office space leased by P2i, Inc. and is making direct payments to P2i, Inc.'s leaseholder. Under this arrangement, the Company has recorded approximately $36,000 and $35,000 of rent expense for each of the years ended December 31, 2007 and 2006, respectively.

     As the P2i, Inc. lease commitment expires October 2008, the Company's expected commitment in respect to this arrangement is as follows for the years ended December 31:

            2008                                       $ 30,304


     Through June 2006, the Company leased 3,200 square feet of office space at its facility in Cyberjaya, Selangor Malaysia. Beginning July 1, 2006 the Company entered into a new lease agreement with the same leaseholder adding 3,200 square feet of additional space, bringing the total leased space to 6,400 square feet. The term of the tenancy agreement is for two years. The agreement states that either party can terminate the agreement by giving written notice of 90 days to the other party. Under this arrangement, the Company has recorded approximately $93,700 and $65,800 of rent expense for each of the years ended December 31, 2007 and 2006, respectively.

     The Company's commitment under this lease is as follows for the years ended December 31:

            2008                                       $ 46,900

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


9.   Commitments and Contingencies - Continued
     -----------------------------------------

     Leases - continued
     ------------------

     On August 16, 2007, the Company entered into an agreement with Brand X Networks, Inc. to accept the assignment of an existing lease for 5,440 square feet of office space located in Fresno, CA which the Company now occupies. The lease had commenced on April 25, 2003, was extended and modified on June 1, 2004 and July 1, 2007 and ends on June 30, 2012.

     The Company's commitment under this lease is as follows for the years ended December 31:

            2008                                       $ 60,000
            2009                                       $ 60,000
            2010                                       $ 60,000
            2011                                       $ 60,000
            2012                                       $ 30,000


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


11.  Employee Benefit Plan
     ---------------------

     The Company has a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no contributions for the years ended December 31, 2007 and 2006. Company contributions, if any, vest as follows:

                Years of Service                Percent Vested
                ----------------                --------------

                       1                              33%
                       2                              66%
                       3                             100%

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


12.  Fair Value of Financial Instruments
     -----------------------------------

     Disclosures about the fair value of financial instruments, for the Company's financial instruments, are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2007:

                                                  Carrying         Estimated
                                                   Amount         Fair Value
                                                   ------         ----------

     Financial liabilities:
       Notes payable                             $2,425,000       $2,425,000
       Capital lease obligations                     45,920           45,920


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


13.  Concentrations
     --------------

     Revenues for the years ended December 31, 2007 and 2006 include revenues from one major customer that accounted for 31% and 35%, respectively, of total Company revenues. Accounts receivable from this customer amounted to 24% and 30% of the Company's total accounts receivable at December 31, 2007 and 2006, respectively.


14.  P2i Newspaper
     -------------

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

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


14.  P2i Newspaper - Continued
     -------------------------

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

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


15.  Business Segment Data
     ---------------------

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

     Financial information for the two reporting segments is shown below:

                                                       YEAR ENDED
                                                       DECEMBER 31,
                                                   2007           2006
                                               -----------    -----------

      Net revenues:
        Media & Data Conversion Technologies   $ 2,700,082    $ 2,641,492
        Technical Support & Hosting Services       424,994           --
                                               -----------    -----------
                                               $ 3,125,076    $ 2,641,492
                                               ===========    ===========

      Net (loss):
        Media & Data Conversion Technologies   ($  849,373)   ($  303,697)
        Technical Support & Hosting Services       (24,727)          --
                                               -----------    -----------
                                               ($  874,100)   ($  303,697)
                                               ===========    ===========

      Identifiable assets:
        Media & Data Conversion Technologies   $   905,403    $ 1,048,627
        Technical Support & Hosting Services        60,699           --
                                               -----------    -----------
                                               $   966,102    $ 1,048,627
                                               ===========    ===========

      Net revenues by country:
        United States                          $ 3,053,624    $ 2,594,058
        Canada                                       9,839         14,357
        Spain                                       21,949           --
        United Kingdom                              39,664         33,077
                                               -----------    -----------
                                               $ 3,125,076    $ 2,641,492
                                               ===========    ===========