Form 10-Q
period 2008-03-31
PROTOSOURCE CORP
filed 2008-05-15
CIK 932772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer", "accelerated filer," and "smaller" reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer? [ ]
Non-accelerated filer [ ]     Smaller reporting company? [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

There were 9,927,329 shares of the registrant's common stock, no par value, outstanding as of March 31, 2008.


                                  PROTOSOURCE CORPORATION

                        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                                      MARCH 31, 2008
------------------------------------------------------------------------------------------


                                           INDEX
                                           -----


Part I - Financial Information (unaudited):


         Item 1.  Condensed consolidated balance sheet -
                  March 31, 2008                                                       3

                  Condensed consolidated statement of operations for the
                  three-month periods ended
                  March 31, 2008 and 2007                                              4

                  Condensed consolidated statement of stockholders'
                  deficiency for the three-month period ended March 31, 2008           5

                  Condensed consolidated statement of cash flows for the
                  three-month periods ended March 31, 2008 and 2007                  6 & 7

                  Notes to condensed consolidated financial statements
                  for the three-month period ended March 31, 2008                   8 to 16

         Item 2.  Management's discussion and analysis of financial condition
                  and results of operations                                        17 to 21

         Item 3.  Quantitative and qualitative disclosures about market risk          21

         Item 4T. Controls and procedures                                             21


Part II - Other Information

                  Other Information                                                   22

                  Signature and certifications                                        23



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




                             PROTOSOURCE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
   Cash                                                            $    168,528
   Accounts receivable, net of allowance of $2,000                      303,402
   Advances to officers, net of obligations to officers                  45,077
                                                                   ------------

           Total current assets                                         517,007
                                                                   ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of $594,120                 77,829
                                                                   ------------

Other assets:
   Goodwill - Acquisition of P2i Newspaper                              375,067
   Deposits                                                               8,748
                                                                   ------------

           Total other assets                                           383,815
                                                                   ------------

           Total assets                                            $    978,651
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                   $  2,425,000
   Current portion of obligations under capital leases                   26,080
   Accounts payable                                                     179,837
   Accrued interest                                                   1,605,771
   Accrued expenses - other                                             589,710
   Amounts due to related party - P2i, Inc.                             211,775
                                                                   ------------

           Total current liabilities                                  5,038,173
                                                                   ------------


Obligations under capital leases, non-current portion                    11,447
Stock subscriptions payable                                             661,844
                                                                   ------------

           Total non-current liabilities                                673,291
                                                                   ------------


Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                  416,179
   Common stock, no par value; 500,000,000 shares
     authorized, 9,927,329 shares issued and outstanding             26,143,461
   Additional paid-in capital                                         2,291,607
   Accumulated other comprehensive income                                93,106
   Accumulated deficit                                              (33,677,166)
                                                                   ------------

           Net stockholders' deficiency                              (4,732,813)
                                                                   ------------

           Total liabilities and net stockholders' deficiency      $    978,651
                                                                   ============

See accompanying notes.



                             PROTOSOURCE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------



                                                           THREE-MONTH
                                                           PERIOD ENDED
                                                             MARCH 31,
                                                       2008            2007
                                                   ------------    ------------



Net revenues                                       $    880,545    $    659,314
                                                   ------------    ------------

Operating costs and expenses:
   Cost of revenues                                     699,684         395,258
   Selling, general and administrative                  300,754         225,159
   Depreciation and amortization                         18,464          11,002
                                                   ------------    ------------

     Total operating costs and expenses               1,018,902         631,419
                                                   ------------    ------------

     Operating income (loss)                           (138,357)         27,895
                                                   ------------    ------------

Other income (charges):
   Interest expense                                    (103,940)        (93,398)
   Other expense                                            (22)           (991)
                                                   ------------    ------------

     Net other (charges)                               (103,962)        (94,389)
                                                   ------------    ------------


Net loss                                           ($   242,319)   ($    66,494)
                                                   ============    ============


Net loss per basic and diluted
   share of common stock                           ($      0.01)   ($     --   )
                                                   ============    ============


Weighted average number of basic and diluted
   common shares outstanding                         32,874,548      32,874,548
                                                   ============    ============




See accompanying notes.



                                              PROTOSOURCE CORPORATION

                           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008
                                                   (unaudited)
------------------------------------------------------------------------------------------------------------------



                                                Preferred Stock                Common Stock            Additional
                                          ---------------------------   ---------------------------     Paid-In
                                             Shares         Amount         Shares         Amount        Capital
                                          ------------   ------------   ------------   ------------   ------------


Balance, December 31, 2007                     193,836   $    416,179      9,927,329   $ 26,143,461   $  2,291,607

Net loss                                          --             --             --             --             --

Other comprehensive income, net of tax:
  Foreign currency translation
     adjustments                                  --             --             --             --             --
                                          ------------   ------------   ------------   ------------   ------------

          Total comprehensive (loss)              --             --             --             --             --



Balance, March 31, 2008                        193,836   $    416,179      9,927,329   $ 26,143,461   $  2,291,607
                                          ============   ============   ============   ============   ============

Table continues below.

                                           Accumulated
                                             Other
                                          Comprehensive  Accumulated                    Comprehensive
                                             Income        Deficit          Total           (Loss)
                                          ------------   ------------    ------------    ------------


Balance, December 31, 2007                $     92,953   ($33,434,847)   ($ 4,490,647)

Net loss                                          --         (242,319)       (242,319)   ($   242,319)

Other comprehensive income, net of tax:
  Foreign currency translation
     adjustments                                   153           --               153             153
                                          ------------   ------------    ------------    ------------

          Total comprehensive (loss)              --             --              --      ($   242,166)
                                                                                         ============


Balance, March 31, 2008                   $     93,106   ($33,677,166)   ($ 4,732,813)
                                          ============   ============    ============


See accompanying notes.



                                  PROTOSOURCE CORPORATION

                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (unaudited)
------------------------------------------------------------------------------------------


                                                                      THREE-MONTH PERIOD
                                                                             ENDED
                                                                           MARCH 31,
                                                                       2008         2007
                                                                    ---------    ---------


                                INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                         ($242,319)   ($ 66,494)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                                     18,464       11,002
     Provision for bad debts                                            2,000         --
   Changes in operating assets and liabilities:
     Accounts receivable                                               50,861       19,339
     Prepaid expenses and other assets                                   --           (620)
     Accounts payable                                                  53,548       27,370
     Accrued liability to related party - P2i, Inc.                   (27,025)        --
     Accrued expenses                                                 236,585       83,199
                                                                    ---------    ---------

              Net cash provided by operating activities                92,114       73,796
                                                                    ---------    ---------

Cash flows from investing activities:
   Acquisitions of property and equipment                              (2,391)      (4,123)
   (Increase) decrease in amount due from related company                 400      (22,471)
   (Increase) decrease in advances to officers                         14,264       (9,035)
                                                                    ---------    ---------

              Net cash provided by (used in) investing activities      12,273      (35,629)
                                                                    ---------    ---------

Cash flows from financing activities:
   Payments on obligations under capital leases                        (8,393)      (6,542)
                                                                    ---------    ---------

              Net cash (used in) financing activities                  (8,393)      (6,542)
                                                                    ---------    ---------


Net increase in cash before effect of
   exchange rate changes on cash                                       95,994       31,625

Effect of exchange rate changes on cash                                   153        3,950
                                                                    ---------    ---------

Net increase in cash                                                   96,147       35,575

Cash at beginning of period                                            72,381        4,842
                                                                    ---------    ---------

Cash at end of period                                               $ 168,528    $  40,417
                                                                    =========    =========


                                  CONTINUED ON NEXT PAGE


See accompanying notes.



                               PROTOSOURCE CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                     (unaudited)
------------------------------------------------------------------------------------



                                                                  THREE-MONTH PERIOD
                                                                        ENDED
                                                                       MARCH 31,
                                                                     2008     2007
                                                                    ------   ------


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                         $4,828   $3,680
                                                                    ------   ------
   Income taxes                                                     $ --     $ --
                                                                    ------   ------










See accompanying notes.



                             PROTOSOURCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

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

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 previously filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable. These measures are imperative, as the Company has experienced extreme cash liquidity shortfalls from operations.

     The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plans include the following:

          o Obtaining additional working capital through the sale of common stock or debt securities.

          o The ability of P2i Newspaper to successfully implement its strategic plan as follows:

                             PROTOSOURCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

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

                             PROTOSOURCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

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


                             PROTOSOURCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

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

          Actual shares issued and outstanding at March 31, 2008                   9,927,329
          Stock subscriptions payable - note holders                               2,750,000
          Stock subscriptions payable - investment banker                            813,688
          Series B convertible preferred stock issued to P2i, Inc. (see Note 4)   19,383,531
                                                                                  ----------
                                                                                  32,874,548
                                                                                  ==========

     The basic and diluted loss per share are the same since the Company had a net loss for 2008 and 2007 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase
     1,070,000 shares of common stock at March 31, 2008 and 2007 were not included in the computation of diluted loss per share.

     Reclassifications - Certain reclassifications have been made to the 2007 financial statement presentation for comparability with the 2008 financial statements.













                             PROTOSOURCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

2.   Recently Issued Accounting Standards

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition cost, research and development assets and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of the provision of SFAS 141R is not expected to have a material effect on the Company's financial position, results of operation, or cash flows.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51." SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS 141R. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The adoption of the provisions of SFAS 160 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 was effective for the Company on January 1, 2007. The adoption of the provisions of SFAS No. 159 did not have a material effect on the Company's financial position, results of operations, or cash flows.

                             PROTOSOURCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

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

     In an agreement dated March 2006, ProtoSource sold, assigned and transferred the promissory note it held in respect of the January 2004 sale of its ISP business to Brand X Networks, Inc. to P2i, Inc., a related party. As set forth in this transaction, a new promissory note, secured by all the assets of Brand X Networks, Inc., was issued to P2i, Inc. in the net amount of $162,582. The principal with interest shall be paid in 33 equal monthly installments of $5,172, until completely paid. Because regular payments have not been made, this successor note was in default status and has been fully reserved. During 2006, ProtoSource recovered $13,800 from the P2i, Inc. / Brand X Networks, Inc. promissory note arrangement. As the value of this note was written down to $0 at December 31, 2005, these payments were classified as "other income" in 2006.

     Foreclosure acquisition:

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

     In respect to the foreclosure acquisition agreement, ProtoSource Acquisition II, Inc. acquired computer equipment and software, office equipment, furniture and fixtures and prepaid expenditures valued at approximately $57,000. Furthermore, it assumed specific service provider and miscellaneous third party liabilities, and agreed to honor accrued vacation pay and unpaid expenses of former Brand X Networks, Inc. employees, most of whom were hired on September 1, 2007 by ProtoSource Acquisition II. These liabilities approximated $56,000. As a consequence of this action, a net recovery of approximately $1,000, classified as "other income", was recorded during 2007.

                             PROTOSOURCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

3.   Sale of ISP Division - Continued

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
                                                     =======


     Consideration given in respect to foreclosure acquisition:

     As a further component to the reacquisition of the collateralized assets of Brand X Networks, Inc., the Company gave consideration to P2i, Inc. (a related party) which became a controlling owner of Brand X Networks, Inc. through its March 2006 purchase of the original note held by the Company in respect to the sale of the Company's ISP assets to Brand X. In consideration for P2i, Inc.'s management and controlling interest in Brand X Networks, Inc., and such that P2i, Inc. would not act to oppose the matter of foreclosure on the assets of Brand X Networks, the Company forgave P2i, Inc.'s existing liabilities to the Company through August 28, 2007 and will continue to support P2i, Inc. in the discharge of liabilities (arising prior to the January 1, 2004 P2i Newspaper merger with the Company) out of the Company's cash flow until such obligations are fully discharged. The value of this consideration is estimated to be $566,186, which has all been characterized as goodwill. This includes the net amount of $294,186 outstanding to the Company as at August 28, 2007, plus an additional $272,000 in future obligations. As a consequence of this action, during 2007, the Company recorded a $294,186 write-off of amounts due to the Company and recorded an obligation in accrued expenses of $272,000. Because of the related party nature of this goodwill, management has deemed it to be impaired and recorded the charge of $566,186 in other charges in the consolidated statement of operations in 2007.

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
                                                                     =========

                             PROTOSOURCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

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

                             PROTOSOURCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008
                                   (unaudited)
--------------------------------------------------------------------------------

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

     Financial information for the two reporting segments is shown below:

                                                        THREE-MONTH
                                                        PERIOD ENDED
                                                          MARCH 31,
                                                     2008           2007
                                                 -----------    -----------


     Net revenues
       Media & Data Conversion Technologies      $   534,631    $   659,314
       Technical Support & Hosting Services          345,914           --
                                                 -----------    -----------
                                                 $   880,545    $   659,314
                                                 ===========    ===========

     Income (loss) from operations
       Media & Data Conversion Technologies      ($  259,949)   ($   66,494)
       Technical Support & Hosting Services           17,630           --
                                                 -----------    -----------
                                                 ($  242,319)   ($   66,494)
                                                 ===========    ===========



                                                  MARCH 31,      MARCH 31,
                                                     2008           2007
                                                 -----------    -----------

     Identifiable assets
       Media & Data Conversion Technologies      $   823,472    $ 1,090,110
       Technical Support & Hosting Services          155,179           --
                                                 -----------    -----------
                                                 $   978,651    $ 1,090,110
                                                 ===========    ===========

                             PROTOSOURCE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

Certain statements in this section and elsewhere in this quarterly report on Form 10-Q are forward-looking in nature and relate to the Company's plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "projects," "forecasts," "believes," and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the private securities litigation reform act of 1995 and speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks and uncertainties and should be viewed with caution. Actual results and experience may differ materially from those expressed or implied by the forward-looking statements as a result of many factors, including, without limitation, those set forth under "Description of Business" in the Company's most recent Annual Report on Form 10-KSB. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.


Results of Operations - Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007
--------------------------------------------------------------------------------

Net Revenues - For the three months ended March 31, 2008 and 2007, net revenues were $880,545 and $659,314 respectively. $534,631 of revenues are attributed to the operations of P2i Newspaper acquired January 1, 2004 and $345,914 are attributed to the operations of ProtoSource Acquisition II (d.b.a. "BX-Solutions") established August 15, 2007 with operations commencing September 1, 2007. This represents a combined increase of $221,231 in revenues over the previous year.

P2i Newspaper's net revenues are attributable to Media and Data Conversion Technologies and BX-Solutions' (ProtoSource Acquisition II) net revenues are attributable to Technical Support and Hosting Services operations.

As BX-Solutions did not operate in the 1st quarter of 2007, its revenues in the 1st quarter of 2008 represent an entirely new contribution to combined revenues. However, as P2i Newspaper recorded $659,314 during the same quarter in 2007, it recorded a reduction in revenues over last year of $124,683. This is largely attributable to competitive pricing in the marketplace that has resulted in substantially reduced unit prices to media companies within the newspaper vertical that have a demand for the conversion of large volumes.

Operating Costs and Expenses - For the three months ended March 31, 2008, operating costs and expenses totaled $1,018,902 versus $631,419 in 2007, a $387,483 rise over the previous year. $328,284 of this amount is directly attributable to the operations of ProtoSource Acquisition II, Inc. (d.b.a. BX-Solutions) which commenced operations September 1, 2007 and $59,199 is directly attributable to the operations of P2i Newspaper.

$690,618 of total operating costs and expenses are related to the operations of P2i Newspaper. This is an increase of approximately $59,000 over the preceding year and breaks down as follows: Approximately $19,000 in higher production expenditures needed to meet increased volumes, approximately $46,000 more in selling expenses, attributable to the retention of the Company's V.P. of Marketing and Sales, approximately $8,000 less in general and administrative costs, and approximately $2,000 more in depreciation expense.

For the three months ended March 31, 2008, combined cost of revenues as a percentage of revenues is 79.5% versus 60.0% for the same period in 2007. P2i Newspaper's cost of revenues rose 17.6% over the same period in 2007. This is due largely to the effect of a reduction in unit sales prices during a period of rising production costs driven by adverse changes in the Ringgit exchange rate. In respect to BX-Solutions, its cost of revenues for the three months ended March 31, 2008 reported to be 82.4%. {For comparison purposes, there were no BX-Solution operations during the three months ended March 31, 2007.}

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------

For the three months ended March 31, 2008, combined selling, general and administrative expenses posted an increase of approximately $76,000 over the previous year due to the following significant components: In respect to BX-Solutions, which did not operate this time last year, approximately $36,000 is attributable to general and administrative costs for the facility in Fresno, CA and a $2,000 provision recorded for uncollectible accounts during the quarter. In respect to P2i Newspaper, approximately $46,000 more in selling expenses is attributable to the Company's sales and marketing program now driven by the hiring of a V.P. of Marketing and Sales, and approximately $8,000 less in general and administrative expenses, mostly attributable to a reduction in the Company's liability insurance and the period's travel expenses.

{Administrative costs principally consist of the Company's management office and personnel, professional fees associated with maintenance of the Company, and officers' and directors' liability insurance costs.}

Interest Expense - Interest expense totaled $103,940 for the three-month period ended March 31, 2008 versus $93,398 in the same period in 2007. The interest expense is predominantly due to the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper, pending and post merger, with approximately $5,000 and $4,000 attributable to equipment lease financing during 2008 and 2007, respectively.

                             PROTOSOURCE CORPORATION

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

For the three-month period ended March 31, 2008, the Company generated, or obtained from the Company's working capital resources, approximately $96,000 more cash than was used.

Even though the Company's net loss for the three-month period ended March 31, 2008 was approximately $242,000, cash flows provided by operations approximated $92,000. In part, this was due to non-cash charges of approximately $18,000 of depreciation and amortization and a $2,000 provision for uncollectible accounts included in the net loss. Additionally, cash flows from operations were enhanced approximately $315,000 by net positive changes in the Company's working capital components. Significant components enhancing working capital and available cash
- because they were accrued but unpaid during the period -- were as follows:
Approximately $99,000 of accrued interest arising from the Company's convertible debt obligations, approximately $127,000 of accrued supplier and service provider obligations together with office and facilities maintenance expenses, approximately $64,000 of accrued payroll expenses, and approximately $51,000 reduction in outstanding accounts receivable levels over that at the beginning of the year. These positive contributing factors of working capital and available cash were offset by an approximately $26,000 reduction in related party obligations.

During the three-month period ended March 31, 2008, the Company had net positive cash flows from investing activities of approximately $12,000. This primarily was due to an approximately $14,000 reduction in advances to directors and officers, offset by approximately $2,000 for acquisitions of new equipment.

And during the three-month period ended March 31, 2008, the Company used, through its financing activities, approximately $8,000 of funds for payments on capital lease obligations.

As of March 31, 2008, the Company had $168,528 in cash and $348,479 in accounts receivable and other current assets. Taken together with $5,038,173 of total current liabilities, this resulted in a negative working capital position of $4,521,166 at March 31, 2008. $4,030,771 of this amount pertains to the Company's obligations to its convertible debt holders.

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------

Liquidity and Capital Resources - Continued
-------------------------------------------

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

At a meeting held on December 11, 2007, the Company's shareholders approved an increase in authorized shares of common stock to 500,000,000. At March 31, 2008, 9,927,329 of common shares were issued and outstanding and the Company had obligations to issue an additional 22,947,219 shares of common with a further 33,945,000 shares committed for issuance.

                             PROTOSOURCE CORPORATION

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

The Company considers certain trade accounts receivable to be of doubtful collection; accordingly, the Company has a $2,000 allowance for doubtful accounts.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

Item 4T. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of as of the end of the period covered by this Report, our principal executive officer and chief financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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


Date: May 15, 2008