Form 10-Q
period 2008-06-30
PROTOSOURCE CORP
filed 2008-08-18
CIK 932772

-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

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

Non-accelerated filer  [   ] (Do not check if a smaller reporting company)
Smaller reporting company? [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

There were 9,927,329 shares of the registrant's common stock, no par value, outstanding as of June 30, 2008.


                                                          PROTOSOURCE CORPORATION

                                                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                                  OF THE SECURITIES EXCHANGE ACT OF 1934
                                                              JUNE 30, 2008
----------------------------------------------------------------------------------------------------------------------------


                                                                 INDEX


Part I - Financial Information (unaudited):


         Item 1.      Condensed consolidated balance sheet as of
                      June 30, 2008 (unaudited) and December 31, 2007                                              3

                      Condensed consolidated statement of operations for the
                      six-month and three-month periods ended
                      June 30, 2008 and 2007 (unaudited)                                                           4

                      Condensed consolidated statement of stockholders'
                      deficiency for the six-month period ended June 30, 2008 (unaudited)                          5

                      Condensed consolidated statement of cash flows for the
                      six-month periods ended June 30, 2008 and 2007 (unaudited)                                   6 & 7

                      Notes to condensed consolidated financial statements (unaudited)                             8 to 18

         Item 2.      Management's discussion and analysis of financial condition
                      and results of operations                                                                    19 to 25

         Item 3.      Quantitative and qualitative disclosures about market risk                                   25

         Item 4T.     Controls and procedures                                                                      25


Part II - Other Information

                      Other Information                                                                            26

                      Signature and certifications                                                                 27



When used in this report, the words "estimate," "project," "intend,"
"believe"and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risk and uncertainties that could cause actual results to differ materially, including competitive pressures and new product or service introductions by the Company and its competitors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.









                                                  PROTOSOURCE CORPORATION

                                            CONDENSED CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------------------------------------


                                                                                 June 30, 2008    December 31,
                                                                                  (unaudited)          2007
                                                                                 ------------      ------------
                                                            ASSETS

Current assets:
   Cash                                                                          $     81,841      $     72,381
   Accounts receivable, net of allowance of $5,000 and $0, respectively               260,699           356,263
   Advances to employees                                                                1,785              --
   Advances to officers, net of obligations to officers                                40,177            59,341
                                                                                 ------------      ------------

           Total current assets                                                       384,502           487,985
                                                                                 ------------      ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of
      $612,639 and $575,657, respectively                                              62,100            93,901
                                                                                 ------------      ------------

Other assets:
   Amounts due from related party - P2i, Inc.                                           2,025               400
   Goodwill - Acquisition of P2i Newspaper                                            375,067           375,067
   Deposits                                                                            14,209             8,749
                                                                                 ------------      ------------

           Total other assets                                                         391,301           384,216
                                                                                 ------------      ------------

           Total assets                                                          $    837,903      $    966,102
                                                                                 ============      ============


                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                                 $  2,425,000      $  2,425,000
   Current portion of obligations under capital leases                                 24,719            28,359
   Accounts payable                                                                   229,315           126,289
   Accrued interest                                                                 1,707,383         1,506,658
   Amounts due to related party - P2i, Inc.                                           187,700           238,800
   Accrued expenses - other                                                           503,790           452,238
                                                                                 ------------      ------------

           Total current liabilities                                                5,077,907         4,777,344
                                                                                 ------------      ------------

Obligations under capital leases, non-current portion                                   4,095            17,561
Stock subscriptions payable                                                           661,844           661,844
                                                                                 ------------      ------------

           Total non-current liabilities                                              665,939           679,405
                                                                                 ------------      ------------

Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                                416,179           416,179
   Common stock, no par value; 500,000,000 shares
     authorized, 9,927,329 shares issued and outstanding                           26,143,461        26,143,461
   Additional paid-in capital                                                       2,291,607         2,291,607
   Accumulated other comprehensive income                                              92,231            92,953
   Accumulated deficit                                                            (33,849,421)      (33,434,847)
                                                                                 ------------      ------------

           Net stockholders' deficiency                                            (4,905,943)       (4,490,647)
                                                                                 ------------      ------------

           Total liabilities and net stockholders' deficiency                    $    837,903      $    966,102
                                                                                 ============      ============

See accompanying notes.




                                                        PROTOSOURCE CORPORATION

                                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                              (unaudited)
--------------------------------------------------------------------------------------------------------------------------


                                                                    SIX-MONTH                        THREE-MONTH
                                                                   PERIOD ENDED                      PERIOD ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                              2008              2007            2008              2007
                                                          ------------     ------------     ------------     ------------

Net revenues                                              $  1,782,998     $  1,354,130     $    902,452     $    694,816

Operating costs and expenses:
   Cost of revenues                                          1,384,496          777,935          684,812          382,677
   Selling, general and administrative                         563,721          490,849          262,965          265,690
   Depreciation and amortization                                36,982           22,045           18,519           11,043
                                                          ------------     ------------     ------------     ------------

     Total operating costs and expenses                      1,985,199        1,290,829          966,296          659,410
                                                          ------------     ------------     ------------     ------------

     Operating income (loss)                                  (202,201)          63,301          (63,844)          35,406
                                                          ------------     ------------     ------------     ------------

Other income (charges):
   Other income                                                    154             --                154             --
   Interest expense                                           (212,505)        (188,621)        (108,565)         (95,223)
   Other expense                                                   (22)          (4,718)            --             (3,727)
                                                          ------------     ------------     ------------     ------------

     Net other (charges)                                      (212,373)        (193,339)        (108,411)         (98,950)
                                                          ------------     ------------     ------------     ------------


Net loss                                                  ($   414,574)    ($   130,038)    ($   172,255)    ($    63,544)
                                                          ============     ============     ============     ============


Net loss per basic and diluted
   share of common stock                                  ($      0.01)    ($     --   )    ($      0.01 )   ($     --   )
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
                                                          ============     ============     ============     ============




See accompanying notes.







                                                        PROTOSOURCE CORPORATION

                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                             FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2008
                                                              (unaudited)
---------------------------------------------------------------------------------------------------------------------------------


                                                     Preferred Stock                     Common Stock                  Additional
                                                     ---------------                     ------------                   Paid-In
                                                Shares            Amount             Shares            Amount           Capital
                                                ------            ------             ------            ------           -------

Balance, December 31, 2007                      193,836       $    416,179          9,927,329       $ 26,143,461       $2,291,607

Net loss

Other comprehensive
 income, net of tax:
  Foreign currency
  translation adjustments
                                           ------------       ------------       ------------       ------------      ------------

 Total comprehensive (loss)


Balance, June 30, 2008                          193,836       $    416,179          9,927,329       $ 26,143,461       $2,291,607
                                           ============       ============       ============       ============      ===========




                                                       PROTOSOURCE CORPORATION

                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)
                                             FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2008
                                                              (unaudited)

                                           Accumulated
                                             Other
                                          Comprehensive       Accumulated                            Comprehensive
                                             Income              Deficit            Total               (Loss)

Balance, December 31, 2007                 $     92,953       ($33,434,847)      ( $4,490,647)

Net loss                                                          (414,574)          (414,574)      ($   414,574)

Other comprehensive
 income, net of tax:
  Foreign currency
  translation adjustments                          (722)                                 (722)              (722)
                                           ------------       ------------       ------------       ------------

 Total comprehensive (loss)                                                                         ($   415,296)
                                                                                                    ============

Balance, June 30, 2008                     $     92,231       ($33,849,421)      ($ 4,905,943)
                                           ============       ============       ============



See accompanying notes.






                                                 PROTOSOURCE CORPORATION

                                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (unaudited)
------------------------------------------------------------------------------------------------------------


                                                                                    SIX-MONTH PERIOD
                                                                                        ENDED
                                                                                       JUNE 30,
                                                                               2008                2007
                                                                            ---------            ---------

                                             INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                                 ($414,574)           ($130,038)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                                             36,982               22,045
     Provision for bad debts                                                    5,000               52,713
   Changes in operating assets and liabilities:
     Accounts receivable                                                       90,564              (10,769)
     Prepaid expenses and other assets                                           --                 (6,935)
     Accounts payable                                                         103,026               17,621
     Accrued liability to related party - P2i, Inc.                           (51,100)                --
                                                                            ---------            ---------
     Accrued expenses                                                         252,277              160,386
                                                                            ---------            ---------

              Net cash provided by operating activities                        22,175              105,023

Cash flows from investing activities:
   Acquisitions of property and equipment                                      (5,181)              (4,428)
   (Increase) in amount due from related company                               (1,625)             (48,678)
   (Increase) in advances to employees                                         (1,785)                --
   (Increase) decrease in advances to officers                                 19,164              (10,717)
   (Increase) in deposits                                                      (5,460)                --
                                                                            ---------            ---------

              Net cash provided by (used in) investing activities               5,113              (63,823)
                                                                            ---------            ---------

Cash flows from financing activities:
   Payments on obligations under capital leases                               (17,106)             (13,605)
                                                                            ---------            ---------

              Net cash (used in) financing activities                         (17,106)             (13,605)
                                                                            ---------            ---------


Net increase in cash before effect of
   exchange rate changes on cash                                               10,182               27,595

Effect of exchange rate changes on cash                                          (722)               3,123
                                                                            ---------            ---------

Net increase in cash                                                            9,460               30,718

Cash at beginning of period                                                    72,381                4,842
                                                                            ---------            ---------

Cash at end of period                                                       $  81,841            $  35,560
                                                                            =========            =========


                                          CONTINUED ON NEXT PAGE


See accompanying notes.




                                             PROTOSOURCE CORPORATION

                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                                  (unaudited)
-----------------------------------------------------------------------------------------------------------



                                                                                  SIX-MONTH PERIOD
                                                                                      ENDED
                                                                                     JUNE 30,
                                                                         2008                        2007
                                                                        -------                    -------

                               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


Cash paid during the period for:
   Interest                                                             $11,780                    $ 6,923
                                                                        -------                    -------
   Income taxes                                                         $  --                      $  --
                                                                        -------                    -------






See accompanying notes.




                             PROTOSOURCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------


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


     Interim Financial Statements - The accompanying financial statements for the three and six months ended June 30, 2008 and 2007 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in ProtoSource Corporation (the "Company") Annual Report on Form
     10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

     The year-end condensed balance sheet data was derived from audited financial statements in accordance with the rules and regulations of the SEC, but does not include all disclosures required for financial statements prepared in accordance with generally accepted accounting principles of the United States of America.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All of the Company's subsidiaries are wholly owned for the periods presented.





                             PROTOSOURCE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
--------------------------------------------------------------------------------


1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued
     -----------------------------------------------------------------------

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended
     June 30, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended
     December 31, 2007 previously filed with the Securities and Exchange
     Commission. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable. These measures are imperative, as the Company has experienced extreme cash liquidity shortfalls from operations.

     The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plans include the following:

          o Obtaining additional working capital through the sale of common stock or debt securities.

          o The ability of P2i Newspaper to successfully implement its strategic plan as follows:




                             PROTOSOURCE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
--------------------------------------------------------------------------------


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







                             PROTOSOURCE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
--------------------------------------------------------------------------------


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





                             PROTOSOURCE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
--------------------------------------------------------------------------------


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

     Actual shares issued and outstanding at June 30, 2008            9,927,329
     Stock subscriptions payable - note holders                       2,750,000
     Stock subscriptions payable - investment banker                    813,688
     Series B convertible preferred stock issued to
        P2i, Inc. (see Note 4)                                       19,383,531
                                                                     ----------
                                                                     32,874,548
                                                                     ==========

     The basic and diluted loss per share are the same since the Company had a net loss for 2008 and 2007 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase
     1,070,000 shares of common stock at June 30, 2008 and 2007 were not included in the computation of diluted loss per share.

     Reclassifications - Certain reclassifications have been made to the 2007 financial statement presentation for comparability with the 2008 financial statements.







                             PROTOSOURCE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
--------------------------------------------------------------------------------


2.   Recently Issued Accounting Standards
     ------------------------------------

     In December 2007, the Financial Accounting Standards Board ("FASB") issued
     Statement on Financial Accounting Standards ("SFAS") No. 141 (Revised
     2007), "Business Combinations" ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition cost, research and development assets and restructuring costs.
     In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of the provision of SFAS 141R is not expected to have a material effect on the Company's financial position, results of operation, or cash flows.

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




                             PROTOSOURCE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
--------------------------------------------------------------------------------


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

     In an agreement dated March 2006, ProtoSource sold, assigned and transferred the promissory note it held in respect of the January 2004 sale of its ISP business to Brand X Networks, Inc. to P2i, Inc., a related party. As set forth in this transaction, a new promissory note, secured by all the assets of Brand X Networks, Inc., was issued to P2i, Inc. in the net amount of $162,582. The principal with interest shall be paid in 33 equal monthly installments of $5,172, until completely paid. Because regular payments have not been made, this successor note was in default status and was fully reserved. During 2006, ProtoSource recovered $13,800 from the P2i, Inc. / Brand X Networks, Inc. promissory note arrangement. As the value of this note was written down to $0 at December 31, 2005, these payments were classified as "other income" in 2006.

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




                             PROTOSOURCE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
--------------------------------------------------------------------------------


3.   Sale of ISP Division - Continued
     --------------------------------

     The following is a summary of the assets recovered and liabilities assumed upon foreclosure:

     Assets recovered:
          Prepaid expenses                                            $10,000
          Computer equipment and software                              35,309
          Office furniture and equipment                               11,329
                                                                      -------
          Total assets recovered                                       56,638
                                                                      -------

      Liabilities assumed:
         Accrued service providers                                    34,597
         Accrued vacation payable                                      7,814
         Employee expense claims                                       8,796
         Miscellaneous other claims                                    4,335
                                                                     -------
         Total liabilities assumed                                    55,542
                                                                     -------

         Net assets recovered                                        $ 1,096
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
                                                                    =========





                             PROTOSOURCE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
--------------------------------------------------------------------------------


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






                             PROTOSOURCE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
--------------------------------------------------------------------------------


5.   Business Segment Data
     ---------------------

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

     Financial information for the two reporting segments for the three and six months ended June 30, 2008 and 2007 is shown below:

                                                                    SIX-MONTH                          THREE-MONTH
                                                                   PERIOD ENDED                        PERIOD ENDED
                                                                     JUNE 30,                            JUNE 30,
                                                             2008               2007               2008               2007
                                                         -----------        -----------        -----------        -----------

Net revenues
  Media & Data Conversion Technologies                   $ 1,092,781        $ 1,354,130        $   558,149        $   694,816
  Technical Support & Hosting Services                       690,217               --              344,303               --
                                                         -----------        -----------        -----------        -----------
                                                         $ 1,782,998        $ 1,354,130        $   902,452        $   694,816
                                                         ===========        ===========        ===========        ===========

Cost of revenue
  Media & Data Conversion Technologies                   $   805,098        $   777,935        $   390,399        $   382,677
  Technical Support & Hosting Services                       579,398               --              294,413               --
                                                         -----------        -----------        -----------        -----------
                                                         $ 1,384,496        $   777,935        $   684,812        $   382,677
                                                         ===========        ===========        ===========        ===========

Gross margin
  Media & Data Conversion Technologies                   $   287,683        $   576,195        $   167,750        $   312,139
  Technical Support & Hosting Services                       110,819               --               49,890               --
                                                         -----------        -----------        -----------        -----------
                                                         $   398,502        $   576,195        $   217,640        $   312,139
                                                         ===========        ===========        ===========        ===========

Total operating expenses
  Media & Data Conversion Technologies                   $   494,728        $   512,894        $   218,808        $   276,733
  Technical Support & Hosting Services                       105,975               --               62,676               --
                                                         -----------        -----------        -----------        -----------
                                                         $   600,703        $   512,894        $   281,484        $   276,733
                                                         ===========        ===========        ===========        ===========

Income (loss) from operations
  Media & Data Conversion Technologies                   ($  207,045)       $    63,301        ($   51,058)       $    35,406
  Technical Support & Hosting Services                         4,844               --              (12,786)              --
                                                         -----------        -----------        -----------        -----------
                                                         ($  202,201)       ($   63,301        ($   63,844)       $    35,406
                                                         ===========        ===========        ===========        ===========

Interest and other income/expense, net
  Media & Data Conversion Technologies                   ($  212,323)       ($  193,339)       ($  108,361)       ($   98,950)
  Technical Support & Hosting Services                           (50)              --                   (0)              --
                                                         -----------        -----------        -----------        -----------
                                                         ($  212,373)       ($  193,339)       ($  108,411)       ($   98,950)
                                                         ===========        ===========        ===========        ===========

Total income (loss)
  Media & Data Conversion Technologies                   ($  419,368)       ($  130,038)       ($  159,419)       ($   63,544)
  Technical Support & Hosting Services                         4,794               --              (12,836)              --
                                                         -----------        -----------        -----------        -----------
                                                         ($  414,574)       ($  130,038)       ($  172,255)       ($   63,544)
                                                         ===========        ===========        ===========        ===========







                             PROTOSOURCE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
--------------------------------------------------------------------------------


5.   Business Segment Data - continued



                                                        JUNE 30,       JUNE 30,
                                                         2008           2007
                                                      ----------      ----------

Identifiable assets
  Media & Data Conversion Technologies                $  699,389      $1,086,114
  Technical Support & Hosting Services                   138,514            --
                                                      ----------      ----------
                                                      $  837,903      $1,086,114
                                                      ==========      ==========

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


Results of Operations - Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007
--------------------------------------------------------------------------------

Net Revenues - For the six months ended June 30, 2008 and 2007, net revenues were $1,782,998 and $1,354,130 respectively. In the current year, $1,092,781 of these revenues are attributed to the operations of P2i Newspaper (acquired January 1, 2004) and $690,217 are attributed to the operations of ProtoSource Acquisition II (established August 15, 2007, d.b.a. "BX-Solutions" with operations commencing September 1, 2007). This represents a combined increase of $428,868 in revenues over the previous year.

{P2i Newspaper's net revenues are attributable to Media and Data Conversion Technologies and BX-Solutions' (ProtoSource Acquisition II) net revenues are attributable to Technical Support and Hosting Services operations.}

As BX-Solutions did not operate during the 1st and 2nd quarters of 2007, its $690,217 of revenues for the first six months of 2008 represent an entirely new contribution to combined revenues. However, as P2i Newspaper recorded $1,354,130 during the same period in 2007, its current year revenues of $1,092,781 represent a reduction over last year of $261,349. This is largely attributable to competitive pricing in the marketplace that has resulted in substantially reduced unit prices to media companies within the newspaper vertical that have a demand for the conversion of large volumes.

Operating Costs and Expenses - For the six months ended June 30, 2008, combined total operating costs and expenses totaled $1,985,199 versus $1,290,829 in 2007, a $694,370 rise over the previous year. $685,373 of such additional costs is directly attributable to the operations of ProtoSource Acquisition II, Inc. (d.b.a. BX-Solutions) which commenced operations September 1, 2007. However, there was a $984 reduction of total operating costs and expenses over the prior year for P2i Newspaper.

Total operating costs and expenses in the amount of $1,299,826 are related to the operations of P2i Newspaper: For P2i Newspaper, this is a reduction of approximately $1,000 over the preceding year and breaks down as follows:
Approximately $17,000 in higher production expenditures, approximately $3,000 less in selling expenses, approximately $18,000 less in general and administrative costs, and approximately $3,000 more in depreciation expense. In respect to production expenditures, most of the increase is attributable to a weakening U.S. dollar against the Malaysian Ringgit. In respect to selling expenses, an approximately $53,000 provision (for uncollectible billings to Brand X Networks) was made in 2007 compared with no such provision in the current year; however, that favorable difference was offset in 2008 by approximately $50,000 more in selling expenses attributable to the retention of the Company's V.P. of Marketing and Sales.

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


Total operating costs and expenses in the amount of $695,354 are related to the operations of ProtoSource Acquisition II, Inc. (d.b.a. BX-Solutions): These costs break down as follows: Approximately $589,000 in production expenditures, approximately $89,000 in general and administrative costs, a $5,000 provision for doubtful accounts, and approximately $12,000 in depreciation expense. These figures have no correspondent amounts in fiscal 2007, as operations did not commence until September 1, 2007.

For the six months ended June 30, 2008, combined cost of revenues -- as a percentage of combined revenues -- were 77.6% versus 57.5% for the same period in 2007.

P2i Newspaper's cost of revenues as a percentage of revenues were 72.8% and 57.4% in 2008 and 2007, respectively. This substantial difference is due largely to the effect of a reduction in unit sales prices during a period of rising production costs driven by adverse changes in the Ringgit exchange rate. Production cost cutting and operating efficiencies held the overall rise in cost of revenues over the same period in 2007 to approximately 2.2%.

BX-Solutions cost of revenues as a percentage of revenues for the six months ended June 30, 2008 were 85.4%. This figure has no correspondent amount in fiscal 2007, as operations did not commence until September 1, 2007.

For the six months ended June 30, 2008, combined selling, general and administrative expenses posted an increase of approximately $73,000 over the previous year due to the following significant components: In respect to BX-Solutions, which did not operate this time last year, approximately $89,000 is attributable to general and administrative costs (for the facility in Fresno, CA) and a provision of $5,000 for uncollectible accounts was recorded. In respect to P2i Newspaper, approximately $50,000 more in selling expenses is attributable to the Company's sales and marketing program driven by the hiring of a V.P. of Marketing and Sales. Also in respect to selling expenses, an approximately $53,000 provision (for uncollectible billings to Brand X Networks) was made in 2007 compared with no such provision in the current year. And for P2i Newspaper, approximately $18,000 less in general and administrative expenses, largely attributable to reductions in the Company's liability insurance, legal fees, local taxes and period travel expenses, was realized this year over last for the six months ended June 30, 2008.

Administrative costs principally consist of the Company's management office and personnel, professional fees associated with maintenance of the Company, and officers' and directors' liability insurance costs.

Interest Expense - Interest expense totaled $212,505 for the six-month period ended June 30, 2008 versus $188,621 in the same period in 2007. The interest expense is predominantly due to the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper -- pending and post merger -- with approximately $6,000 and $4,000 attributable to equipment lease financing in 2008 and 2007, respectively.

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


Results of Operations - Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007
--------------------------------------------------------------------------------


Net Revenues - For the three months ended June 30, 2008 and 2007, net revenues were $902,452 and $694,816, respectively. In the current year, $558,149 of these revenues are attributed to the operations of P2i Newspaper (acquired January 1, 2004) and $344,303 are attributed to the operations of ProtoSource Acquisition II (established August 15, 2007, d.b.a. "BX-Solutions" with operations commencing September 1, 2007). This represents a combined increase of $207,636 in revenues over the previous year.

P2i Newspaper's net revenues are attributable to Media and Data Conversion Technologies and BX-Solutions' (ProtoSource Acquisition II) net revenues are attributable to Technical Support and Hosting Services operations.

As BX-Solutions did not operate during the 2nd quarter of 2007, its $344,303 of revenues, for the three months ended June 30, 2008, represent an entirely new contribution to combined revenues. However, as P2i Newspaper recorded $694,816 during the same period in 2007, its current year revenues of $558,149 represent a reduction over last year of $136,667. This is largely attributable to competitive pricing in the marketplace that has resulted in substantially reduced unit prices to media companies within the newspaper vertical that have a demand for the conversion of large volumes.

Operating Costs and Expenses - For the three months ended June 30, 2008, combined total operating costs and expenses totaled $966,296 versus $659,410 in 2007, a $306,886 rise over the previous year. $362,080 of such additional costs is directly attributable to the operations of ProtoSource Acquisition II, Inc. (d.b.a. BX-Solutions) which commenced operations September 1, 2007. However, there was a $55,194 reduction of total operating costs and expenses over the prior year for P2i Newspaper.

For the three months ended June 30, 2008, $604,216 of total operating costs and expenses are related to the operations of P2i Newspaper: For P2i Newspaper, this is a reduction of approximately $55,000 over the same quarter in the preceding year and breaks down as follows: Approximately $3,000 in more production expenditures, approximately $50,000 less in selling expenses, approximately $10,000 less in general and administrative costs, and approximately $2,000 more in depreciation expense. In respect to production expenditures, most of the increase is attributable to a weakening U.S. dollar against the Malaysian Ringgit that had been offset by efficiencies and cost cutting measures. In respect to selling expenses, an approximately $53,000 provision (for uncollectible billings to Brand X Networks) was made in 2007 compared with no such provision in the current year; however, that favorable difference was offset in the 2nd quarter of 2008 by approximately $3,000 more in selling expenses attributable to the retention of the Company's V.P. of Marketing and Sales.

For the three months ended June 30, 2008, $362,080 of total operating costs and expenses are related to the operations of ProtoSource Acquisition II, Inc. (d.b.a. BX-Solutions): These costs break down as follows: Approximately $299,000 in production expenditures, approximately $54,000 in general and administrative costs, a $3,000 provision for doubtful accounts, and approximately $6,000 in depreciation expense. These figures have no correspondent amounts in the same quarter in fiscal 2007, as operations did not commence until September 1, 2007.

For the three months ended June 30, 2008, combined cost of revenues -- as a percentage of combined revenues -- were 75.9% versus 55.1% for the same period in 2007.

For the three months ended June 30, 2008, P2i Newspaper's cost of revenues as a percentage of revenues were 69.1% and 55.1% in 2008 and 2007, respectively. This substantial difference is due largely to the effect of a reduction in unit sales prices during a period of rising production costs driven by adverse changes in the Ringgit exchange rate. Production cost cutting and operating efficiencies held the overall rise in cost of revenues over the same period in 2007 to approximately 1.0%.

BX-Solutions cost of revenues for the three months ended June 30, 2008 reported to be 87.0%. This figure has no correspondent amount in fiscal 2007, as operations did not commence until September 1, 2007.

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


For the three months ended June 30, 2008, combined selling, general and administrative expenses posted a net decrease of approximately $3,000 over the same quarter in the previous year due to the following significant components:
In respect to BX-Solutions, which did not operate this time last year, approximately $54,000 is attributable to general and administrative costs (for the facility in Fresno, CA) and a $3,000 provision for uncollectible accounts was recorded. In respect to P2i Newspaper, approximately $3,000 more in selling expenses is attributable to the Company's sales and marketing program now driven by the hiring of a V.P. of Marketing and Sales. Also in respect to selling expenses, an approximately $53,000 provision (for uncollectible billings to Brand X Networks) was made in 2007 compared with no such provision in the current year. And for P2i Newspaper, approximately $10,000 less in general and administrative expenses, largely attributable to reductions in the Company's liability insurance, legal fees, local taxes and period travel expenses, was realized this year over last for the three months ended June 30, 2008.

Administrative costs principally consist of the Company's management office and personnel, professional fees associated with maintenance of the Company, and officers' and directors' liability insurance costs.

Interest Expense - Interest expense totaled $108,565 for the three-month period ended June 30, 2008 versus $95,223 in the same period in 2007. The interest expense is predominantly due to the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper -- pending and post merger -- with approximately $3,000 attributable to equipment lease financing recorded in each of the three-month periods.

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


Liquidity and Capital Resources

We assess liquidity by our ability to generate cash to fund our operations. Significant factors that affect the management of our liquidity include: current balances of cash, expected cash flows provided by operations, current levels of our accounts receivable and accounts payable balances, access to financing sources and our expected investment in equipment.


For the six-month period ended June 30, 2008, the Company generated, or obtained from the Company's working capital resources, approximately $9,000 more cash than was used.

Even though the Company's net loss for the six-month period ended June 30, 2008 was approximately $415,000, cash flows provided by operations approximated $22,000. In part, this was due to non-cash charges of approximately $37,000 of depreciation and amortization and a $5,000 provision for uncollectible accounts included in the net loss. Additionally, cash flows from operations were enhanced approximately $395,000 by net positive changes in the Company's working capital components. Significant components enhancing working capital and available cash
- because they were accrued but unpaid during the period -- were as follows:
Approximately $201,000 of accrued interest arising from the Company's convertible debt obligations, approximately $129,000 of accrued supplier and service provider obligations together with office and facilities maintenance expenses, approximately $25,000 of accrued payroll expenses, and an approximately $91,000 reduction in outstanding accounts receivable levels over that at the beginning of the year. These positive contributing factors of working capital and available cash were offset by an approximately $51,000 reduction in related party obligations.

During the six-month period ended June 30, 2008, the Company had net positive cash flows from investing activities of approximately $5,000. This was primarily due to an approximately $19,000 reduction in advances to officers, but offset by approximately $5,000 for acquisitions of new equipment, approximately $5,000 deposited with an equipment finance company, approximately $2,000 provided to related company P2i, Inc., and approximately $2,000 advanced to employees.

And during the six-month period ended June 30, 2008, the Company used, through its financing activities, approximately $17,000 of funds for payments on its capital lease obligations.

As of June 30, 2008, the Company had $81,841 in cash and $302,661 in accounts receivable and other current assets. Taken together with $5,077,907 of total current liabilities, this resulted in a negative working capital position of $4,693,405 at June 30, 2008. $4,132,383 of this amount pertains to the Company's obligations to its convertible debt holders.

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

At a meeting held on December 11, 2007, the Company's shareholders approved an increase in authorized shares of common stock to 500,000,000. At June 30, 2008, 9,927,329 of common shares were issued and outstanding and the Company had obligations to issue an additional 22,947,219 shares of common with a further 33,945,000 shares committed for issuance.

On May 13, 2008 the Company paid a $5,460 security deposit to Bankers Capital pertaining to a commitment to purchase computer and computer related items valued at approximately $61,000 under a pending 24-month term capital lease agreement(s). Neither the purchases nor the capital lease agreement(s) have been settled at this date.

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

The Company considers certain trade accounts receivable to be of doubtful collection; accordingly, the Company has a $5,000 allowance for doubtful accounts.

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

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of as of the end of the period covered by this Report, our principal executive officer and chief financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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



                                                    PROTOSOURCE CORPORATION



                                                    /s/  Peter Wardle
                                                    ----------------------------
                                                    Peter Wardle,
                                                    Chief Executive Officer/
                                                    Chief Financial Officer


Date: August 18, 2008