Form 10-Q
period 2008-09-30
PROTOSOURCE CORP
filed 2008-11-19
CIK 932772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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

Large accelerated filer [ ]                     Accelerated filer [ ]
Non-accelerated filer [ ]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 9,927,329 shares of the registrant's common stock, no par value, outstanding as of September 30, 2008.


                                         PROTOSOURCE CORPORATION

                                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934
                                            SEPTEMBER 30, 2008
---------------------------------------------------------------------------------------------------------




                                                  INDEX
                                                  -----


Part I - Financial Information (unaudited):


         Item 1.   Condensed consolidated balance sheet as of September
                   30, 2008 (unaudited) and December 31, 2007                                    3

                   Condensed consolidated statement of operations for the
                   nine-month and three-month periods ended September 30,
                   2008 and 2007 (unaudited)                                                     4

                   Condensed consolidated statement of stockholders'
                   deficiency for the nine-month periods ended September 30, 2008 (unaudited)    5

                   Condensed consolidated statement of cash flows for the
                   nine-month periods ended September 30, 2008 and 2007
                   (unaudited)                                                                   6 & 7

                   Notes to condensed consolidated financial statements (unaudited)              8 to 19

         Item 2.   Management's discussion and analysis of financial condition
                   and results of operations                                                     20 to 26

         Item 3.   Quantitative and qualitative disclosures about market risk                    26

         Item 4T.  Controls and procedures                                                       26


Part II - Other Information

                   Other Information                                                             27

                   Signature and certifications                                                  28



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



                                         PROTOSOURCE CORPORATION

                                 CONDENSED CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------


                                                                      September 30, 2008  December 31,
                                                                          (unaudited)         2007
                                                                          ------------    ------------

                                                 ASSETS

Current assets:
   Cash                                                                   $     27,263    $     72,381
   Accounts receivable, net of allowance of $5,000 and $0, respectively        422,273         356,263
   Advances to employees                                                         1,275            --
   Advances to officers, net of obligations to officers                        107,089          59,341
                                                                          ------------    ------------

           Total current assets                                                557,900         487,985
                                                                          ------------    ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of
      $630,691 and $575,657, respectively                                       44,523          93,901
                                                                          ------------    ------------

Other assets:
   Due from related party - P2i, Inc.                                            3,125             400
   Goodwill - Acquisition of P2i Newspaper                                     375,067         375,067
   Deposits                                                                     16,048           8,749
                                                                          ------------    ------------

           Total other assets                                                  394,240         384,216
                                                                          ------------    ------------

           Total assets                                                   $    996,663    $    966,102
                                                                          ============    ============


                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                          $  2,425,000    $  2,425,000
   Current portion of obligations under capital leases                          14,051          28,359
   Accounts payable                                                            236,287         126,289
   Accrued interest                                                          1,811,555       1,506,658
   Due to related party - P2i, Inc.                                            164,100         238,800
   Accrued expenses - other                                                    488,903         452,238
                                                                          ------------    ------------

           Total current liabilities                                         5,139,896       4,777,344
                                                                          ------------    ------------

Obligations under capital leases, non-current portion                             --            17,561
Stock subscriptions payable                                                    661,844         661,844
                                                                          ------------    ------------

           Total non-current liabilities                                       661,844         679,405
                                                                          ------------    ------------

Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                         416,179         416,179
   Common stock, no par value; 500,000,000 shares
     authorized, 9,927,329 shares issued and outstanding                    26,143,461      26,143,461
   Additional paid-in capital                                                2,291,607       2,291,607
   Accumulated other comprehensive income                                       90,452          92,953
   Accumulated deficit                                                     (33,746,776)    (33,434,847)
                                                                          ------------    ------------

           Net stockholders' deficiency                                     (4,805,077)     (4,490,647)
                                                                          ------------    ------------

           Total liabilities and net stockholders' deficiency             $    996,663    $    966,102
                                                                          ============    ============

See accompanying notes.



                                          PROTOSOURCE CORPORATION

                              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                               (unaudited)
-----------------------------------------------------------------------------------------------------------


                                                         NINE-MONTH                   THREE-MONTH
                                                        PERIOD ENDED                  PERIOD ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                               ----------------------------    ----------------------------
                                                   2008            2007            2008            2007
                                               ------------    ------------    ------------    ------------


Net revenues                                   $  2,701,708    $  2,087,027    $    918,711    $    732,897
                                               ------------    ------------    ------------    ------------

Operating costs and expenses:
   Cost of revenues                               1,972,274       1,217,407         587,778         439,473
   Selling, general and administrative              663,553         756,362          99,833         265,512
   Depreciation and amortization                     55,034          37,709          18,052          15,664
                                               ------------    ------------    ------------    ------------

     Total operating costs and expenses           2,690,861       2,011,478         705,663         720,649
                                               ------------    ------------    ------------    ------------

     Operating income                                10,847          75,549         213,048          12,248
                                               ------------    ------------    ------------    ------------

Other income (charges):
   Other income                                         154           7,633            --             7,505
   Impairment charges                                  --          (529,179)           --          (529,179)
   Interest expense                                (320,674)       (286,629)       (108,169)        (98,009)
   Other expense                                     (2,256)         (5,047)         (2,234)           (200)
                                               ------------    ------------    ------------    ------------

     Net other (charges)                           (322,776)       (813,222)       (110,403)       (619,883)
                                               ------------    ------------    ------------    ------------


Net income (loss)                              ($   311,929)   ($   737,673)   $    102,645    ($   607,635)
                                               ============    ============    ============    ============


Net income (loss) per basic and diluted
   share of common stock                       ($      0.01)   ($      0.02)   $       0.00    ($      0.02)
                                               ============    ============    ============    ============


Weighted average number of basic and diluted
   common shares outstanding                     32,874,548      32,874,548      32,874,548      32,874,548
                                               ============    ============    ============    ============



See accompanying notes.



                                                     PROTOSOURCE CORPORATION

                                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                        FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2008
                                                           (unaudited)
---------------------------------------------------------------------------------------------------------------------------------


                                                                                                                      Accumulated
                                                Preferred Stock                Common Stock            Additional        Other
                                          ---------------------------   ---------------------------     Paid-In      Comprehensive
                                             Shares         Amount         Shares         Amount        Capital         Income
                                          ------------   ------------   ------------   ------------   ------------   ------------


Balance, December 31, 2007                     193,836   $    416,179      9,927,329   $ 26,143,461   $  2,291,607   $     92,953

Net loss                                          --             --             --             --             --             --

Other comprehensive income, net of tax:
  Foreign currency translation
     adjustments                                  --             --             --             --             --           (2,501)
                                          ------------   ------------   ------------   ------------   ------------   ------------

          Total comprehensive (loss)              --             --             --             --             --             --


Balance, September 30, 2008                    193,836   $    416,179      9,927,329   $ 26,143,461   $  2,291,607   $     90,452
                                          ============   ============   ============   ============   ============   ============


Table continues below.

                                           Accumulated                    Comprehensive
                                             Deficit         Total           (Loss)
                                          ------------    ------------    ------------


Balance, December 31, 2007                ($33,434,847)   ($ 4,490,647)           --

Net loss                                      (311,929)       (311,929)   ($   311,929)

Other comprehensive income, net of tax:
  Foreign currency translation
     adjustments                                  --            (2,501)         (2,501)
                                          ------------    ------------    ------------

          Total comprehensive (loss)              --              --      ($   314,430)
                                                                          ============

Balance, September 30, 2008               ($33,746,776)   ($ 4,805,077)
                                          ============    ============



See accompanying notes.



                               PROTOSOURCE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (unaudited)
-------------------------------------------------------------------------------------


                                                                  NINE-MONTH PERIOD
                                                                        ENDED
                                                                    SEPTEMBER 30,
                                                               ----------------------
                                                                  2008         2007
                                                               ---------    ---------

                             INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                    ($311,929)   ($737,673)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                                55,034       37,709
     Provision for bad debts                                       5,000       52,713
     Loss on exchange of currency                                   --          1,665
     Write-off of amounts due from related party - P2i, Inc.        --        257,179
     Net assets acquired through foreclosure                        --         (1,096)
   Changes in operating assets and liabilities:
     Accounts receivable                                         (71,010)     (77,982)
     Prepaid expenses and other assets                              --          1,261
     Accounts payable                                            109,998       60,383
     Due  to related party - P2i, Inc.                           (74,700)        --
     Accrued interest and expenses - other                       341,562      553,423
                                                               ---------    ---------

              Net cash provided by operating activities           53,955      147,582
                                                               ---------    ---------

Cash flows from investing activities:
   Acquisitions of property and equipment                         (5,656)      (5,850)
   (Increase) in  due from related party- P2i, Inc.               (2,725)     (66,600)
   (Increase) in advances to employees                            (1,275)        --
   (Increase) in advances to officers, net                       (47,748)     (14,669)
   (Increase) in deposits                                         (7,299)      (4,374)
                                                               ---------    ---------

              Net cash (used in) investing activities            (64,703)     (91,493)
                                                               ---------    ---------

Cash flows from financing activities:
   Payments on obligations under capital leases                  (31,869)     (22,950)
                                                               ---------    ---------

              Net cash (used in) financing activities            (31,869)     (22,950)
                                                               ---------    ---------


Net increase (decrease) in cash before effect of
   exchange rate changes on cash                                 (42,617)      33,139

Effect of exchange rate changes on cash                           (2,501)       9,317
                                                               ---------    ---------

Net increase (decrease) in cash                                  (45,118)      42,456

Cash at beginning of period                                       72,381        4,842
                                                               ---------    ---------

Cash at end of period                                          $  27,263    $  47,298
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



                               PROTOSOURCE CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                     (unaudited)
------------------------------------------------------------------------------------


                                                               NINE-MONTH PERIOD
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                          --------------------------
                                                              2008           2007
                                                          -----------    -----------


                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                               $    15,777    $    10,633
                                                          -----------    -----------
   Income taxes                                           $      --      $      --
                                                          -----------    -----------











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


     Interim Financial Statements - The accompanying financial statements for the three and nine months ended September 30, 2008 and 2007 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in ProtoSource Corporation (the "Company") Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 previously filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable. These measures are imperative, as the Company has experienced extreme cash liquidity shortfalls from operations.

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

       Actual shares issued and outstanding at September 30, 2008               9,927,329
       Stock subscriptions payable - note holders                               2,750,000
       Stock subscriptions payable - investment banker                            813,688
       Series B convertible preferred stock issued to P2i, Inc. (see Note 4)   19,383,531
                                                                               ----------
                                                                               32,874,548
                                                                               ==========

     The basic and diluted loss per share are the same since the Company had a net loss for 2008 and 2007 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase
     1,070,000 shares of common stock at September 30, 2008 and 2007 were not included in the computation of diluted loss per share.

     Reclassifications - Certain reclassifications have been made to the 2007 financial statement presentation for comparability with the 2008 financial statements.












                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


2.   Recently Issued Accounting Standards

     In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company believes that the adoption of SFAS No. 162 will not have an effect on the Company's financial position, results of operations and cash flows.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". This Statement requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, results of operations and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS No. 161 may have on its financial statements.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition cost, research and development assets and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of the provisions of SFAS 141R is not expected to have a material effect on the Company's financial position, results of operation, or cash flows.

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

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


2.   Recently Issued Accounting Standards - Continued

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

     A summary of the components of goodwill related to this transaction are as follows:

       Forgiveness of amounts due from related party P2i, Inc.    $ 294,186
       Obligation to related party P2i, Inc. assumed                272,000
       Goodwill arising from foreclosure acquisition                566,186
       Less: Impairment of goodwill re: related party P2i, Inc.    (566,186)
                                                                  ---------
       Net goodwill resulting from this transaction               $       0
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

     Financial information for the two reporting segments for the three and nine months ended September 30, 2008 and 2007 is shown below:


                                                          NINE-MONTH                   THREE-MONTH
                                                         PERIOD ENDED                  PERIOD ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                  --------------------------    --------------------------
                                                     2008            2007           2008           2007
                                                  -----------    -----------    -----------    -----------

     Net revenues
       Media & Data Conversion Technologies       $ 1,635,461    $ 2,012,891    $   542,681    $   658,761
       Technical Support & Hosting Services         1,066,247         74,136        376,030         74,136
                                                  -----------    -----------    -----------    -----------
                                                  $ 2,701,708    $ 2,087,027    $   918,711    $   732,897
                                                  ===========    ===========    ===========    ===========

     Cost of revenue
       Media & Data Conversion Technologies       $ 1,136,210    $ 1,133,028    $   331,112    $   355,094
       Technical Support & Hosting Services           836,064         84,379        256,666         84,379
                                                  -----------    -----------    -----------    -----------
                                                  $ 1,972,274    $ 1,217,407    $   587,778    $   439,473
                                                  ===========    ===========    ===========    ===========

     Gross margin
       Media & Data Conversion Technologies       $   499,251    $   879,863    $   211,569    $   303,667
       Technical Support & Hosting Services           230,184        (10,243)       119,364        (10,243)
                                                  -----------    -----------    -----------    -----------
                                                  $   729,434    $   869,620    $   330,933    $   293,424
                                                  ===========    ===========    ===========    ===========

     Total operating expenses
       Media & Data Conversion Technologies       $   560,081    $   785,236    $    65,355    $   272,341
       Technical Support & Hosting Services           158,506          8,835         52,530          8,835
                                                  -----------    -----------    -----------    -----------
                                                  $   718,587    $   794,071    $   117,885    $   281,176
                                                  ===========    ===========    ===========    ===========

     Income (loss) from operations
       Media & Data Conversion Technologies       ($   60,830)   $    94,627    $   146,214    $    31,326
       Technical Support & Hosting Services            71,677        (19,078)        66,834        (19,078)
                                                  -----------    -----------    -----------    -----------
                                                  ($   10,847)   $    75,549    $   213,048    $    12,248
                                                  ===========    ===========    ===========    ===========

     Interest and other income/(charges), net
       Media & Data Conversion Technologies       ($  320,937)   ($  813,222)   ($  108,614)   ($  619,883)
       Technical Support & Hosting Services            (1,839)          --           (1,789)          --
                                                  -----------    -----------    -----------    -----------
                                                  ($  322,776)   ($  813,222)   ($  110,403)   ($  619,883)
                                                  ===========    ===========    ===========    ===========


     Total income (loss)
       Media & Data Conversion Technologies       ($  381,768)   ($  718,595)   $    37,600    ($  588,557)
       Technical Support & Hosting Services            69,839        (19,078)        65,045        (19,078)
                                                  -----------    -----------    -----------    -----------
                                                  ($  311,929)   ($  737,673)   $   102,645    ($  607,635)
                                                  ===========    ===========    ===========    ===========




                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


5.   Business Segment Data - continued



                                            SEPTEMBER 30,   DECEMBER 31,
                                                2008            2007
                                              --------        --------

     Identifiable assets
       Media & Data Conversion Technologies   $699,389        $905,403
       Technical Support & Hosting Services    138,514          60,699
                                              --------        --------
                                              $837,903        $966,102
                                              ========        ========

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


Results of Operations - Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007
----------------------------------------------------------------------------

Net Revenues - For the nine months ended September 30, 2008 and 2007, net revenues were $2,701,708 and $2,087,027 respectively. In the current year, $1,635,461 of these revenues are attributed to the operations of P2i Newspaper (acquired January 1, 2004) and $1,066,247 are attributed to the operations of ProtoSource Acquisition II (established August 15, 2007, d.b.a. "BX-Solutions" with operations commencing September 1, 2007). This represents a combined increase of $614,681 in revenues over the previous year.

{P2i Newspaper's net revenues are attributable to Media and Data Conversion Technologies and BX-Solutions' (ProtoSource Acquisition II) net revenues are attributable to Technical Support and Hosting Services operations.}

As BX-Solutions began operations September 1, 2007, its $1,066,247 of revenues for the first nine months of 2008 represent nine months of contributions to combined revenues versus $74,136 for one month of 2007. P2i Newspaper recorded $2,012,891 during the same period in 2007; its current year revenues of $1,635,461 represent a decrease over last year of $377,430. This is largely attributable to competitive pricing in the marketplace that has resulted in substantially reduced unit prices to media companies within the newspaper vertical that have a demand for the conversion of large volumes.

Operating Costs and Expenses - For the nine months ended September 30, 2008, combined total operating costs and expenses totaled $2,690,861 versus $2,011,478 in 2007, a $679,383 rise over the previous year. $901,356 of such additional costs is directly attributable to the operations of ProtoSource Acquisition II, Inc. (d.b.a. BX-Solutions) which commenced operations September 1, 2007. However, there was a $221,973 reduction of total operating costs and expenses over the prior year for P2i Newspaper.

Total operating costs and expenses in the amount of $1,696,291 are related to the operations of P2i Newspaper: For P2i Newspaper, this is a reduction of approximately $222,000 over the preceding year and breaks down as follows:
Approximately $3,000 in more production expenditures, approximately $35,000 less in selling expenses, and approximately $190,000 less in general and administrative costs. In respect to production expenditures, most of the increase is attributable to a weakening U.S. dollar against the Malaysian Ringgit. In respect to selling expenses, an approximately $53,000 provision (for uncollectible billings to Brand X Networks) was made in 2007 compared with no such provision in the current year; however, that favorable difference was offset in 2008 by approximately $50,000 more in selling expenses attributable to the retention of the Company's V.P. of Marketing and Sales.

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


Total operating costs and expenses in the amount of $994,570 are related to the operations of ProtoSource Acquisition II, Inc. (d.b.a. BX-Solutions): These costs break down as follows: Approximately $836,000 in production expenditures, approximately $136,000 in general and administrative costs, a $5,000 provision for doubtful accounts, and approximately $17,500 in depreciation expense. The 2008 amount represents nine months of operations versus one month of 2007, as operations did not commence until September 1, 2007.

For the nine months ended September 30, 2008, combined cost of revenues -- as a percentage of combined revenues -- were 73.0% versus 58.3% for the same period in 2007.

P2i Newspaper's cost of revenues as a percentage of revenues were 69.5% and 56.3% in 2008 and 2007, respectively. This substantial difference is due largely to the effect of a reduction in unit sales prices during a period of rising production costs driven by adverse changes in the Ringgit exchange rate. Production cost cutting and operating efficiencies held the overall rise in cost of revenues over the same period in 2007 to approximately 0.3%.

BX-Solutions cost of revenues as a percentage of revenues for the nine months ended September 30 were 78.4% for 2008 and 113.8% for 2007. The 2008 figure represent nine months of contributions to revenues versus one month of 2007, as operations did not commence until September 1, 2007.

For the nine months ended September 30, 2008, combined selling, general and administrative expenses posted a decrease of approximately $93,000 over the previous year due to the following significant components: In respect to BX-Solutions, which started operations September 1, 2007, approximately $127,000 increase is attributable to general and administrative costs (for the facility in Fresno, CA) and a provision of $5,000 for uncollectible accounts was recorded in 2008. In respect to P2i Newspaper, approximately $35,000 less in selling expenses is attributable to $17,000 increase in expense and an approximately $52,000 decrease due to a provision (for uncollectible billings to Brand X Networks) that was made in 2007 compared with no such provision in the current year. And for P2i Newspaper, approximately $190,000 less in general and administrative expenses, largely attributable to reductions in the Company's liability insurance, legal fees, local taxes and period travel expenses, was realized this year over last for the nine months ended September 30, 2008.

Administrative costs principally consist of the Company's management office and personnel, professional fees associated with maintenance of the Company, and officers' and directors' liability insurance costs.

Interest Expense - Interest expense totaled $320,674 for the nine-month period ended September 30, 2008 versus $286,629 in the same period in 2007. The interest expense is predominantly due to the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper -- pending and post merger -- with approximately $16,000 and $10,000 attributable to equipment lease financing in 2008 and 2007, respectively.

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------

Results of Operations - Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007
------------------------------------------------------------------------------

Net Revenues - For the three months ended September 30, 2008 and 2007, net revenues were $918,711 and $732,897, respectively. In the current year, $542,681 of these revenues are attributed to the operations of P2i Newspaper (acquired January 1, 2004) and $376,030 are attributed to the operations of ProtoSource Acquisition II (established August 15, 2007, d.b.a. "BX-Solutions" with operations commencing September 1, 2007). This represents a combined increase of $186,814 in revenues over the previous year.

P2i Newspaper's net revenues are attributable to Media and Data Conversion Technologies and BX-Solutions' (ProtoSource Acquisition II) net revenues are attributable to Technical Support and Hosting Services operations.

As BX-Solutions began operations in the September 1, 2007, its $376,030 of revenues for the three months of 2008 versus $74,136 for one month of 2007. P2i Newspaper recorded $658,761 during the same period in 2007, its current year revenues of $542,681 represent a decrease over last year of $116,080. This is largely attributable to competitive pricing in the marketplace that has resulted in substantially reduced unit prices to media companies within the newspaper vertical that have a demand for the conversion of large volumes.

Operating Costs and Expenses - For the three months ended September 30, 2008, combined total operating costs and expenses totaled $705,663 versus $720,649 in 2007, a $14,986 decrease from the previous year. However, $215,982 of increased costs is directly attributable to the operations of ProtoSource Acquisition II, Inc. (d.b.a. BX-Solutions) which commenced operations September 1, 2007. There was a $230,969 reduction of total operating costs and expenses over the prior year for P2i Newspaper.

For the three months ended September 30, 2008, $396,467 of total operating costs and expenses are related to the operations of P2i Newspaper: For P2i Newspaper, this is a reduction of approximately $230,969 over the same quarter in the preceding year and breaks down as follows: Approximately $24,000 in less production expenditures, approximately $32,000 less in selling expenses, approximately $172,000 less in general and administrative costs, and approximately $3,000 less in depreciation expense. In respect to production expenditures, most of the decrease is attributable to efficiencies and cost cutting measures..

For the three months ended September 30, 2008, $309,196 of total operating costs and expenses are related to the operations of ProtoSource Acquisition II, Inc. (d.b.a. BX-Solutions): These costs break down as follows: Approximately $256,000 in production expenditures, approximately $47,000 in general and administrative costs, and approximately $6,000 in depreciation expense. This is an increase of $215,982 over the same quarter in the preceding year and breaks down as follows:
Approximately $172,000 in increased production expenditures, approximately $38,000 more in general and administrative costs, and approximately $6,000 more in depreciation expense. The 2008 figure represents three months of contributions to revenues versus one month of 2007, as operations did not commence until September 1, 2007.

For the three months ended September 30, 2008, combined cost of revenues, as a percentage of combined revenues, were 64.0% versus 60.0% for the same period in 2007.

For the three months ended September 30, 2008, P2i Newspaper's cost of revenues as a percentage of revenues were 61.0% and 53.9% in 2008 and 2007, respectively. This difference is due largely to the effect of a reduction in unit sales prices resulting in lower total sales revenue, exacerbated by a significant drop in the value of the US Dollar relative to the Malaysian Ringgit, driving up production costs at the production facility in Malaysia. However, although the percentage increased, the actual cost of revenues was down by 6.8% compared to 2007. This was a function of cutting costs and increasing operating efficiencies at the production facility in Malaysia.

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


BX-Solutions cost of revenues for the three months ended September 30, 2008 was reported to be 68.3%. This amount represents three months of operations versus one month of 2007, as operations did not commence until September 1, 2007.

For the three months ended September 30, 2008, combined selling, general and administrative expenses posted a net decrease of approximately $166,000 over the same quarter in the previous year due to the following significant components:
In respect to BX-Solutions, which commenced operations September 1, 2007, approximately $38,000 increase is attributable to general and administrative costs (for the facility in Fresno, CA.) In respect to P2i Newspaper, approximately $32,000 less in selling expenses. And for P2i Newspaper, approximately $172,000 less in general and administrative expenses, largely attributable to reductions in the Company's liability insurance, legal fees, local taxes and period travel expenses, was realized this year over last for the three months ended September 30, 2008.

Administrative costs principally consist of the Company's management office and personnel, professional fees associated with maintenance of the Company, and officers' and directors' liability insurance costs.

Interest Expense - Interest expense totaled $108,169 for the three-month period ended September 30, 2008 versus $98,009 in the same period in 2007. Interest expense is predominantly due to the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper -- pending and post merger -- with approximately $4,000 attributable to equipment lease financing recorded in each of the three-month periods.

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

For the nine-month period ended September 30, 2008, the Company generated from the Company's working capital resources, approximately $45,000 more cash than was used.

Even though the Company's net loss for the nine-month period ended September 30, 2008 was approximately $312,000, cash flows provided by operations approximated $54,000. In part, this was due to non-cash charges of approximately $55,000 of depreciation and amortization and a $5,000 provision for uncollectible accounts included in the net loss. Additionally, cash flows from operations were enhanced approximately $307,000 by net positive changes in the Company's working capital components. Significant components enhancing working capital and available cash
- because they were accrued but unpaid during the period -- were as follows:
Approximately $305,000 of accrued interest arising from the Company's convertible debt obligations, approximately $112,000 of accrued supplier and service provider obligations together with office and facilities maintenance expenses, approximately $40,000 of accrued payroll expenses, offset by an approximately $71,000 increase in outstanding accounts receivable levels over that at the beginning of the year. These positive contributing factors of working capital and available cash were offset by an approximately $80,000 decrease in related party obligations.

During the nine-month period ended September 30, 2008, the Company had net negative cash flows from investing activities of approximately $65,000. This was primarily due to an approximately $48,000 increase in advances to officers, $5,000 for acquisitions of new equipment, approximately $7,000 deposited with an equipment finance company, a $3,000 increase in amounts due related parties, and approximately $2,000 advanced to employees.

And during the nine-month period ended September 30, 2008, the Company used approximately $32,000 through its financing activities for payments on its capital lease obligations.

As of September 30, 2008, the Company had $27,263 in cash and $530,637 in accounts receivable and other current assets. Taken together with $5,139,896 of total current liabilities, this resulted in a negative working capital position of $4,581,996 at September 30, 2008. $4,236,555 of this amount pertains to the Company's obligations to its convertible debt holders.

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

On July 15, 2006, the Company entered into a 24-month term capital lease agreement with Bankers Capital for the purchase of computer and computer related items valued at $26,827 with monthly lease payments of $1,521. The lease term expired June 14, 2008 and the residual maturity date was July 15, 2008 with a $1 purchase option. $3,438 was paid to Bankers Capital at the start of the lease to cover the first payment, one payment held for a security deposit, and for UCC filing and documentation fees. Company officers, Peter A. Wardle and Thomas C. Butera, are personal guarantors of this agreement.

In July 2007, the Company entered into an investment banking agreement with Colebrooke Capital, Inc. The fees under this arrangement were $7,500 down and $3,500 for the first 90 days of the agreement. Under this arrangement the Company will be required to a pay a 7% financing fee on any funds raised by Colebrooke Capital. Furthermore, in respect to capital transactions introduced by Colebrooke Capital, there will be a 5% transaction fee requirement, but no fees on any Company generated deals.

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

At a meeting held on December 11, 2007, the Company's shareholders approved an increase in authorized shares of common stock to 500,000,000. At September 30, 2008, 9,927,329 of common shares were issued and outstanding and the Company had obligations to issue an additional 22,947,219 shares of common with a further 33,945,000 shares committed for issuance.

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

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Report, our principal executive officer and chief financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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


Date: November 18, 2008