Form 10-K
period 2008-12-31
PROTOSOURCE CORP
filed 2009-04-15
CIK 932772

U.S. SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


  {X} Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2008

     { } Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         For the transition period from           to
                                        ---------    ---------

                          Commission File No. 000-25594

                             PROTOSOURCE CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                California                              77-0190772
      ------------------------------               --------------------
     (State or other jurisdiction of              (I .R. S. Employer
      incorporation or organization)              Identification Number)

         1236 Main St., Suite C
        Hellertown, Pennsylvania                          18055
 --------------------------------------                 --------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [X]

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]                    Accelerated filer [ ]
Non-accelerated filer [ ]                      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes [ ] No [X]

The Registrant's revenues for its most recent fiscal year were $3,535,734.

As of December 31, 2008, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $283,977 based upon a closing bid price of $0.03 per share of Common Stock on the OTC Bulletin Board.

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

As of December 31, 2008, 9,927,329 shares of the Registrant's no par value Common Stock were outstanding.

DOCUMENTS ARE INCORPORATED BY REFERENCE:
None.

                             PROTOSOURCE CORPORATION

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
--------------------------------------------------------------------------------


                                      INDEX
                                      -----


PART I                                                                      PAGE
------                                                                      ----

Item 1.      Business                                                          4
Item 1A.     Risk Factors                                                      9
Item 1B.     Unresolved Staff Comments                                        13
Item 2.      Properties                                                       13
Item 3.      Legal Proceedings                                                13
Item 4.      Submission of Matters to a Vote of Security Holders              13


Part II
-------

Item 5.      Market for Registrant's Common Equity, Equity,                   14
             Related Stockholder Matters and Issuer
             Purchases of Equity
Item 6.      Selected Financial Data                                          15
Item 7.      Management's Discussion and Analysis of                          15
             Financial Condition and Results of Operations
Item 7A.     Quantitative and Qualitative Disclosures                         20
             about Market Risk
Item 8.      Financial Statements and Supplementary Data                      20
Item 9.      Changes in and Disagreements with Accountants                    20
             on Accounting and Financial Disclosures
Item 9A(T).  Controls and Procedures                                          20
Item 9B.     Other Information                                                21


Part III
--------

Item 10.     Directors, Executive Officers and Corporate Governance           22
Item 11.     Executive Compensation                                           23
Item 12.     Security Ownership of Certain Beneficial                         28
             Owners and Management and Related Stockholder Matters
Item 13.     Certain Relationships and Related                                29
             Transactions and Director Independence
Item 14.     Principal Accountant Fees and Services                           29


Part IV
-------

Item 15.     Exhibits and Financial Statement Schedules                       30

             Signatures                                                       31

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

The Company's reports as filed with the Commission under the Securities Exchange Act of 1934 are currently under review by the Commission. The Company has made certain responses to the Commission, but there can be no assurances that additional changes will not be required to be included in the Company's previously filed reports or in this Form 10-K. Any such changes will be reflected in amended filings made after the date hereof.


Introduction
------------

ProtoSource's primary focus is the delivery of ePublishing Solutions and related services, to newspapers, retailers, and magazines, utilizing internally-developed, proprietary applications bridging the divide between traditional print revenue and the opportunities online via a coordinated sales and marketing strategy in the United States and Europe. Currently the Company has two distinct suites of services and solutions offered by the Company's two principle operating units: P2i Newspapers and BX-Solutions.

P2i Newspapers offers products and services tailored specifically to support the online publishing of editorial content, advertising, discounts, deals and offers.

Every day of the week, 52 weeks a year, P2i receives electronic files from customers at its facility in Cyberjaya, just south of Kuala Lumpur, Malaysia. P2i employs approximately 100 staff in this 6,000 square foot office. Incoming data files are processed overnight for delivery the following morning. Data is delivered not only to P2i's web servers for seamless integration into our clients' existing, hosted web sites, but also distributed back to clients and their business partners in a wide range of formats. The combination of low labor costs, a well-educated labor pool fluent in English, and sophisticated technologies makes P2i effective and competitive.

The online presentation and Web enablement of the Company's clients' content is the key to efficient, effective Web presence, and the ensuing revenues and profits such a presence will yield. The Company takes either the same electronic files that generate print output, or existing online content in the public domain and uses that content to deliver a vastly enhanced, user friendly, online presence, adding a myriad of user-friendly features that are unique to Web-based presentations. This cost-effective solution perfectly transfers the client's known brand identity to the Internet, and integrates into the delivery all the inherent E-commerce, interactive and database features needed to maximize its impact and benefits.

The Company's second facility in Fresno, CA, operated by, and branded as, BX-Solutions, is wholly-owned subsidiary, ProtoSource Acquisition II, Inc., which employs approximately 30 staff providing 24/7 English and Spanish technical support via incoming telephone calls from the customers of technology companies. These comprise small and mid-size Internet service providers ("ISP") and telecommunication companies in the United States. This facility also houses and manages servers for its own customers.

BX-Solutions provides technical support and hosting.

Since being re-acquired by the company (see History below) BX-Solutions has evolved from an ISP into a bilingual technical support and hosting company. Approximately two-thirds of BX revenue is derived from technical support and hosting for other ISPs; the remainder comes from its own ISP customers.

There is considerable synergy between BX and P2i. Operating 24/7/52, BX is now integrated with P2i's Malaysia facility. The company believes there is a substantial opportunity to provide expanded tech support and hosting to P2i customers, and launched the first product combining the services and solutions of both P2i and BX in March 2009.


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

In February 2006, still within terms of the purchase agreement, Brand X notified ProtoSource that it would be unable to make its next payment on its note payable obligation and could not then specify when the next payment(s) would be forthcoming. Subsequently, ProtoSource discovered that Brand X had become insolvent and was unable to meet its obligations to ProtoSource and, as a consequence, was unable to cure its default status on its note payable obligation and, therefore, of the purchase agreement itself. At December 31, 2005, ProtoSource assessed the collectability of the remaining note receivable balance of $162,582 and its unused services credit balance of $151,308 and determined that collection or realization of any portion of these amounts was highly doubtful and their values should be written down to $0. As a consequence, the Company recorded a provision for Brand X's uncollectible note and services credit in the amount of $313,890 in 2005.

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

As a further component to the reacquisition of the collateralized assets of Brand X Networks, Inc., the Company gave consideration to P2i, Inc. (a related party) who became a controlling owner of Brand X Networks, Inc. through its March 2006 purchase of the original note held by the Company in respect to the sale of the Company's ISP assets to Brand X. In consideration for P2i, Inc.'s management and controlling interest in Brand X Networks, Inc., and such that P2i, Inc. would not act to oppose the matter of foreclosure on the assets of Brand X Networks, the Company forgave P2i, Inc.'s existing liabilities to the Company through August 28, 2007 and will continue to support P2i, Inc. in the discharge of liabilities (arising prior to the January 1, 2004 P2i Newspaper merger with the Company) out of the Company's cash flow until such obligations are fully discharged. The value of this consideration is estimated to be $566,186, which has all been characterized as goodwill. This includes the net amount of $294,186 outstanding to the Company as of August 28, 2007, plus an additional $272,000 in future obligations. As a consequence of this action, during the year end of December 31, 2007, the Company recorded a $294,186 write-off of amounts due to the Company and recorded an obligation in accrued expenses of $272,000. Because of the related party nature of this goodwill, management deemed it to be impaired and recorded the charge of $566,186 in other charges in the consolidated statement of operations for the year ended December 31, 2007.

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

Upon closing of the transaction, ProtoSource appointed Thomas Butera, then-President of P2i, as a director of ProtoSource. Mr. Butera, together with Peter Wardle, President of ProtoSource, shall have the right to appoint three members to the board of directors of ProtoSource.

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

Business of ProtoSource's Media & Data Conversion Business Segment
------------------------------------------------------------------

The primary business of P2i Newspaper is the mining, management, and databasing of content for the publishers and retailers, and its ultimate distribution via the Internet.

Directly and indirectly, P2i provides the data that drives online advertising and editorial solutions for hundreds of newspapers, retailers and other publishers in the US, Canada and Europe. Customers include individual newspapers (Minneapolis Star Tribune, Press of Atlantic City, Milwaukee Journal Sentinel, etc.), newspaper groups (Tribune, Gannett, etc.), shopping channels (ShopLocal, etc), and publishing companies (SRDS etc.).

Every day of the week, 52 weeks a year, P2i receives electronic files from customers at its facility in Cyberjaya, just south of Kuala Lumpur, Malaysia. P2i employs approximately 100 staff in this 6,000 square foot office. Incoming data files are processed overnight for delivery the following morning. Data is delivered not only to P2i's web servers for seamless integration into our clients' existing, hosted web sites, but also distributed back to clients and their business partners in a wide range of formats. The combination of low labor costs, a well-educated labor pool fluent in English, and sophisticated technologies makes P2i highly effective and competitive.

Solutions and Services

Hosted Solutions: Utilizing proprietary technology, P2i converts print media content into interactive, online content that is seamlessly incorporated into existing newspaper/publisher web sites. All print content is first created electronically at the newspaper or publisher, merged with electronically-created editorial copy, paginated using sophisticated software, edited on a local or wide area network, and transmitted to the printing presses. At the end of every business day, publishing clients send to P2i, via ftp, the same electronic versions of advertising and editorial that were sent to press. These files are received by P2i's production group, processed, quality checked, and delivered to the hosting servers by the start of the following business day.

Data Extraction: Multiple forms of disparate electronic content are streamed all day from customers, to be processed into one constant data flow. Extracting relevant data points, merging consistencies and fielding content to produce a data feed, per the client's or third party's specifications, is core to P2i's technology. The fielded data is then converted & delivered as XML, txt or pipe-delimited data.

Content Processing: Online content needs to reflect the values, relevance, and accuracy of its owners. P2i's Content Processing team currently examines thousands of items a day for retailers and newspapers, sorting, databasing, editing, proofing, and determining relevancy. Staff members review pricing, language, relevance, brand names, and scores of other specifics, delivering a critical component in the publishing of user-generated content.

Through 2009, the Company will continue to focus on increasing market share in the retail and publishing verticals. The current economic climate is expected to force existing and potential customers to look even more closely at maximizing their online revenue.


Industry and Competition
------------------------

E-commerce overview

The current economic climate has adversely affected the fortunes of virtually all newspapers and retailers. Advertising is down for newspapers and magazines, and declining consumer spending is hurting retailers. The Company does not anticipate that changing in 2009 and expects more bankruptcies among its newspaper customers. (Tribune Group and Minneapolis Star being two of the Company's customers that have already filed for bankruptcy protection.)

Notwithstanding these challenges, the Company believes a combination of aggressive sales and marketing allied to tight cost-controls will keep the Company moving in the right direction. In the first quarter of 2009, the Company has launched several new customer programs and one entirely new product suite.

Consumers, and "online search" are the key drivers of the online publishing and presentation of display advertising, run-of-print advertising ("ROP"), special sections, free-standing-inserts ("FSIs"), offers and deals.

Consumers using the Web demand a high level of interactivity and enhanced features from online content, particularly accurate search results and relevant content. Developing and enabling solutions that will deliver this requires a substantial financial investment in both R&D and servers, connectivity and processes that is best justified when amortized across as wide a spectrum as possible. Indications are that these costs are deemed prohibitive to individuals, publishers and retailers, and many groups of companies.

These types of solutions have become increasingly more sophisticated, evolving into online shopping channels where site visitors can search and browse across many offers from multiple sources: inventory feeds, display classified advertising, ROP advertising, FSIs and special sections. Accurate, database-driven content is the key to the success of these solutions and the Company believes its suite of services in this area will enjoy increasing demand over the next few years.


Competition

Approximately 15% of the Company's total revenue, 20% of P2i Newspaper, comes from direct relationships with newspapers and newspaper groups. The rest of P2i Newspaper's revenue comes from other publishers, media companies and online shopping channels. As such, the threat to P2i from competitors in the newspaper space has diminished. Notwithstanding, some of those competitors have attempted to win some of P2i's non-newspaper business, particularly the conversion, databasing and delivery of print ads into online advertising.

Infosis, a company P2i, Inc. acquired in September 2000, was the first company to establish a business converting print ads and content into web content. As the revenue models have proved to be viable, competitors emerged. Harvest Print2Web, and Travidia, all offer online ad and editorial solutions to newspapers and retailers, and compete directly with P2i for the revenue the Company derives from its direct relationships with newspapers.

Companies such as Daily Shopper and Saleshound (now combined as one entity, ShopLocal) have moved into this arena, having been acquired by Tribune, Gannett and Knight-Ridder in 2004 (now solely owned by Gannett). Their original strategy was to aggregate sales content from newspaper inserts and stores, publish it online within a destination site and attract visitors. These original business models are now gaining traction and newspapers today are looking at ways to commingle online newspaper ads and inserts. This strategy has been expanded to encompass offers, discounts and coupons to provide the consumer with many sites to choose from. As P2i has evolved, these companies have become potential customers of P2i, not competitors.

Secondary competition for direct newspaper business comes from the software companies that have developed ad management systems for newspapers, such as Mactive and Olive. Newspapers use their solutions to manage their ad content and they could include modules that would publish the content online. There are certainly many applications that can publish classified liner ads online automatically from the ad management function, but none that can provide the level of sophistication that ASP solutions feature.

The rest of P2i's business faces competition primarily from off-shore suppliers in an industry category known as Business Process Outsourcing. However, P2i's own off-shore facility in Malaysia, the caliber of its workforce and its proprietary processes, have made P2i extremely competitive in this space. Notwithstanding, the current economic climate is expected to drive pricing down over the coming months and if the Company is to continue to sustain and expand in this area, it will have to maintain tight cost controls.

As of December 31, 2008, P2i Newspaper had a combination of 150 full-time and part time employees. Of such employees, 3 were engaged in marketing and sales, 9 were devoted to research, development and technical support, 132 to production services and 6 were responsible for management, finance and administration. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


Business of ProtoSource's Technical Support & Hosting Services Business Segment
-------------------------------------------------------------------------------

The Company's business strategy includes its facility located in Fresno, CA which is operated by, and branded as, "BX-Solutions", and is a wholly-owned subsidiary of the Company, ProtoSource Acquisition II, Inc. ProtoSource Acquisition II, Inc. employs approximately 30 staff who provide 24/7 English and Spanish technical support utilizing proprietary applications and processes built upon an open source software platform. Strategically, the Company plans to utilize this business unit to provide technical support to the customers of certain of P2i's services and solutions. The first of these launched on March 1, 2009.

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


Industry and Competition
------------------------

There has been a trend in recent years for companies to outsource technical support requirements to offshore vendors. This has resulted in a perception, by the consumer, of deteriorating support standards, and there is now a trend to move some of this support back to the United States. BX-Solutions is working to take advantage of that trend by marketing to smaller US ISPs and telecommunication companies. Competition for BX-Solutions still comprises offshore call centers (to a lesser degree) and near-shore (Canada and Mexico) US call centers. However, the market for these services is so vast the primary obstacle in business development for BX continues to be the traditional ones facing most companies operating in large markets: price and service levels.

ITEM 1A - RISK FACTORS

If any of the following risks actually occur, our business could be harmed. In that event, the trading price of our shares might decline, and you could lose all or part of your investment. You should carefully consider the following factors as well as other information contained in this prospectus before deciding to invest in shares of our securities. Additional risks that are not currently known to us or that we deem immaterial may also harm us and the value of your investment. An investment in our securities involves a high degree of risk.

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients' businesses and levels of business activity.
-------------------------------------------------------------------------------

     Global economic and political conditions affect our clients' businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients' financial condition and the levels of business activity of our clients and the industries we serve. This may reduce demand for our services or depress pricing of those services and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

We have a history of operating losses and we expect these losses to continue; Need for Additional Capital.
-----------------------------------------------------------------------------

     We have experienced significant losses. We expect to continue to incur losses for the foreseeable future. We have an accumulated deficit of $34,060,229 at December 31, 2008. We expect our expenses to increase as we expand our business. We will require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock, which may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by our management, may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

If we are unable to respond to rapidly changing technology and process development, we may not be able to compete effectively.
----------------------------------------------------------------------

     Rapidly changing technology and continuing process development characterize the market for our products and services. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market products and services that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, we could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. There can be no assurance that we will effectively respond to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. There can be no assurance that capital will be available for these purposes in the future or that investments in new technologies will result in commercially viable technological processes.

Our results of operations may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.
-----------------------------------------------------------------------------

     Our business depends in part upon continued growth in the use of technology in business by our clients and prospective clients and their customers and suppliers. In challenging economic environments, our clients may reduce or defer their spending on new technologies in order to focus on other priorities. At the same time, many companies have already invested substantial resources in their current means of conducting commerce and exchanging information, and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel, processes and infrastructures. If the growth of use of technology in business or our clients' spending on technology in business declines or if we cannot convince our clients or potential clients to embrace new technology solutions, our results of operations could be adversely affected.

Our ability to operate profitably is dependent in part on our ability to maintain favorable pricing rates.
------------------------------------------------------------------------

     Our potential profitability is dependent on the rates we are able to charge for our services. If we are not able to maintain favorable pricing for our services, our profit margin and our profitability could suffer. The rates we are able to charge for our services are affected by a number of factors, including:

     o our clients' perceptions of our ability to add value through our services;

     o    competition;

     o    introduction of new services or products by us or our competitors;

     o    our competitors' pricing policies;

     o our ability to charge higher prices where market demand or the value of our services justifies it;

     o our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over long contract periods;

     o procurement practices of clients and their use of third-party advisors;

     o aggressive use by our competitors of off-shore resources to provide lower-cost service delivery capabilities; and

     o    general economic and political conditions.

Consolidation in the industries that we serve could adversely affect our business.
------------------------------------------------------------------------

     Companies in the industries that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our current clients merge or consolidate and combine their operations, it may decrease the amount of work that we perform for these clients. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work. The increased market power of larger companies could also increase pricing and competitive pressures on us. Any of these possible results of industry consolidation could adversely affect our business.


Our business will suffer if we are unable to attract and retain key personnel and skilled employees.
-----------------------------------------------------------------------------

     We depend on the services of our key senior executives, including Peter Wardle and Thomas Butera. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly executive management, engineering and sales personnel. Recruiting personnel in our industry is highly competitive. In addition, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition. There can be no assurance that we will be able to retain our executive officers and key personnel or attract additional qualified management in the future.

State and federal government regulation could require us to change our business.
--------------------------------------------------------------------------------

     We provide Internet access and cable TV, in part, using telecommunications services provided by carriers that are subject to the jurisdiction of state and federal regulators. Due to the increasing popularity and use of the Internet, state and federal regulators may adopt additional laws and regulations relating to content, user privacy, pricing, copyright infringements and other matters. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

We face risks of claims from third parties for intellectual property infringement and other matters that could adversely affect our business.
------------------------------------------------------------------------

     Our services operate in part by making Internet content available to our users. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. Claims might, for example, be made for defamation, negligence, copyright, trademark or patent infringement, personal injury, invasion of privacy or upon other legal theories. Any claims could result in costly litigation and be time consuming to defend, divert management's attention and resources, cause delays in releasing new or upgraded existing services or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

     Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps.

     There can be no assurance that our services do not infringe the intellectual property rights of third parties. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could adversely affect our business, financial condition and results of operations.

We may incur liabilities for the activities of users of our service resulting in unanticipated expenses.
--------------------------------------------------------------------------------

     The law relating to the liability of providers of online services for activities of their users is currently unsettled and could damage our business. We do not carry insurance that will indemnify us for all liability for activities of our users. Our advertisers' websites may contain text, images or information that could infringe third-party copyrights, trademarks or other intellectual property rights. We cannot assure you that we will successfully avoid civil or criminal liability for unlawful activities carried out by users of our service. The imposition upon us of potential liability for unlawful activities of users of our service could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could damage our business.

The exercise of our outstanding warrants and options and conversion of outstanding promissory notes may depress our stock price.
----------------------------------------------------------------------

     We currently have 3,820,000 warrants and options to purchase shares of our common stock outstanding and an additional $4,277,500 worth of shares of common stock are issuable upon exercise of convertible promissory notes at an exercise price yet to be determined. The sale of such shares of common stock within a relatively short period of time could have the effect of depressing the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

We may experience variability in our operating results, which could negatively impact the price of our shares.
------------------------------------------------------------------------------

     Our annual and quarterly results have fluctuated in the past. The reasons for these fluctuations may similarly affect us in the future. Prospective investors should not rely on results of operations in any past period to indicate what our results will be for any future period. Our operating results may fluctuate in the future as a result of many factors, including:

..    variations in the timing and volume of customer orders;
..    introduction and market acceptance of our new services;
..    changes in demand for our existing services;
..    the accuracy of our forecasts of future requirements;
..    changes in competitive and economic conditions generally or in our markets;
     and
..    the timing of, and the price we pay for, acquisitions and related integration costs.

     Any of these factors or a combination of these factors could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.


ITEM 2.PROPERTIES

The Company occupies 1,300 square feet of office space at 1236 Main Street, Hellertown, PA 18055, 6,400 square feet of office space in an office park south of Kuala Lumpur, Malaysia, and 5,440 square feet of office space at 2511 W. Shaw Avenue, Fresno, CA 93711.


ITEM 3. LEGAL PROCEEDINGS.

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

March 31, 2008         $0.07     $0.04        N/A      N/A         N/A     N/A
June 30, 2008          $0.09     $0.05        N/A      N/A         N/A     N/A
September 30, 2008     $0.07     $0.05        N/A      N/A         N/A     N/A
December 31, 2008      $0.06     $0.02        N/A      N/A         N/A     N/A


As of March 15, 2009, there were approximately 466 record and beneficial owners.


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

------------------------------------------------------------------------------------------------------
                             Number of securities       Weighted average        Number of securities
Plan category                  to be issued upon        exercise price of      remaining available for
                                  exercise of         outstanding options,      future issuance under
                             outstanding options,      warrants and rights       equity compensation
                              warrants and rights                                 plans (excluding
                                                                               securities reflected in
                                                                                     column (a))
------------------------------------------------------------------------------------------------------
                                      (a)                      (b)                       (c)
------------------------------------------------------------------------------------------------------
Equity compensation plans             -0-                      -0-                     350,000
approved by security holders
------------------------------------------------------------------------------------------------------
Equity compensation plans             -0-                      -0-                     150,000
not approved by security
holders
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Total                                 -0-                      -0-                     500,000
------------------------------------------------------------------------------------------------------

                                       14

ITEM 6 - SELECTED FINANCIAL DATA

     Not required under Regulation S-K for "smaller reporting companies."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AN RESULTS OF OPERATIONS.

The statements contained in this Form 10-K are not purely historical statements, but rather include what we believe are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, we believe, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including factors set forth in the following discussion and in the discussions under Risk Factors and Business. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.


RESULTS OF OPERATIONS
---------------------

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Net Revenues - For the year ended December 31, 2008, net revenues were $3,535,734 versus $3,125,076 for the year ended December 31, 2007, a rise over the previous year of $410,658. Full year revenues of $1,364,881 for 2008 versus $424,994 of total 2007 net revenues are attributable to ProtoSource Acquisition II, Inc. established by the Company on August 15, 2007 with its ISP service operations commencing on September 1, 2007. The $529,229 decrease in P2i Newspaper revenues over the previous year is mostly attributable to macroeconomic conditions within the newspaper industry. In 2008, published industry statistics indicate that total newspaper industry advertising revenue fell 16.6% and print advertising revenue fell 17.7%., rates which are consistent with the Company's decrease.

Operating Costs and Expenses - For the year ended December 31, 2008, operating costs and expenses totaled $3,726,672 versus $3,033,786 in 2007, a $692,886 rise over the previous year. $893,476 of this amount is directly attributable to the operations of ProtoSource Acquisition II, Inc. ("BX-Solutions") which commenced operations September 1, 2007. However, $200,590 represents a net reduction of P2i Newspaper operating costs and expenses over the previous year. Such costs were $2,383,516 and $2,584,106 for 2008 and 2007, respectively.

A breakdown of the components of operating cost indicates the following:

In respect to the Company's cost of revenues, $1,515,112 is attributable to P2i Newspaper and $1,127,119 to BX-Solutions for 2008. As P2i Newspaper's cost of revenues were $1,564,060 in 2007, this represents a net reduction of $48,948 over the previous year. P2i Newspaper's recorded cost of revenues, as a percentage of revenues, were 69.8% in 2008 versus 57.9% in 2007.

In respect to the Company's selling, general and administrative expenses ("SGA"), $807,783 is attributable to P2i Newspaper and $192,717 to BX-Solutions for 2008. BX-Solutions total SGA were $46,807 in 2007, and is virtually all attributed to clerical staff and general office expenses. The increase of $145,910 is primarily due to full year operations versus four months of operations in 2007. As P2i Newspaper's SGA were $966,095 in 2007, this represents a $158,312 net decrease in P2i Newspaper's SGA expenses over the previous year.

The following were significant P2i Newspaper SGA components that accounted for the decrease over the previous year: Approximately $60,300 more in selling expenses were incurred in 2008 over 2007. Approximately $218,610 less in general and administrative costs were incurred in 2008 over 2007. {Administrative costs principally consist of the Company's management office and personnel, professional fees associated with maintenance of the Company, and officers' and directors' liability insurance costs.}

Interest Expense - Interest expense totaled $445,923 for the year ended December 31, 2008 versus interest expense of $394,356 in 2007. Interest expense is principally the result of the convertible notes obtained during 2004, 2003, and 2002 to fund operations of the Company and that of P2i Newspaper before and after the January 2004 merger. As there had been no new debt issues since April 2004, neither the current year nor the preceding year reflects any amortization of debt issue costs.

Other Income (Charges) - In 2008, other income included $12,605 for the sale of assets and an assignment of a lease relating to BX Solutions' Madera Area Digital Network.

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

As a further component to the reacquisition of the collateralized assets of Brand X Networks, Inc., the Company gave consideration to P2i, Inc. (a related party) which became a controlling owner of Brand X Networks, Inc. through its March 2006 purchase of the original note held by the Company in respect to the sale of the Company's ISP assets to Brand X. In consideration for P2i, Inc.'s management and controlling interest in Brand X Networks, Inc., and such that P2i, Inc. would not act to oppose the matter of foreclosure on the assets of Brand X Networks, the Company forgave P2i, Inc.'s existing liabilities to the Company through August 28, 2007 and will continue to support P2i, Inc. in the discharge of liabilities (arising prior to the January 1, 2004 P2i Newspaper merger with the Company) out of the Company's cash flow until such obligations are fully discharged. The value of this consideration is estimated to be $566,186, which has all been characterized as goodwill. This includes the net amount of $294,186 outstanding to the Company as of August 28, 2007, plus an additional $272,000 in future obligations. As a consequence of this action, in 2007 the Company recorded a $294,186 write-off of amounts due to the Company and recorded an obligation in accrued expenses of $272,000. Because of the related party nature of this goodwill, management deemed it to be impaired and recorded the charge of $566,186 in other charges in the consolidated statement of operations for the year ended December 31, 2007.


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

For the year ended December 31, 2008, the Company generated, or obtained from the Company's operating, investing and financing activities, $59,500 less cash than was used during the year.

Though the Company's net loss for the year ended December 31, 2008 was $625,382, cash flows used in operations approximated $13,800.

The cash flows from operations were due, in part, to approximately $84,000 of depreciation and amortization and further aided by $48,509 of year-over-year net changes in the Company's working capital components. Significant components affecting working capital and availability of cash were as follows: approximately $174,000 increase in accrued supplier and service provider obligations, approximately $79,000 increase in accrued payroll liabilities, and approximately $2,000 increase in other accrued expenses. These positive contributing factors to working capital and available cash were offset by a reduction of $103,125 in unpaid obligations to P2i, Inc., along with an approximately $103,800 increase in prepaid rents and accounts receivable. Accounts receivable as reported at year-end are generally current. An $80,000 reserve for potential uncollectible receivables was established in 2008.

During the year ended December 31, 2008, the Company had negative cash flows from investing activities of approximately $23,000. This consisted of approximately $5,600 for acquisitions of new equipment, approximately $5,300 increase to security deposits, approximately $24,600 increase in advances issued to an employee and officer, as offset by approximately $12,600 in proceeds from the sale of equipment.

During the year ended December 31, 2008, the Company used, through its financing activities, $40,500 of funds for payments on capital leases.

As of December 31, 2008, the Company had $12,826 in cash and $475,972 in accounts receivable and other current assets. Taken together with $5,374,091 of total current liabilities, this resulted in a negative working capital position of $4,885,293 at December 31, 2008. $4,343,354 of this amount pertains to the Company's obligations to its convertible debt holders and $135,275 of this amount pertains to the Company's net obligations to P2i, Inc., a related party.

On July 15, 2006, the Company entered into a 24-month term capital lease agreement with Bankers Capital for the purchase of computer and computer related items valued at $26,827 with monthly lease payments of $1,521. The lease term expired June 14, 2008 and the residual maturity date was July 15, 2008 with a $1 purchase option. $3,438 was paid to Bankers Capital at the start of the lease to cover the first payment, one payment held for a security deposit, and for UCC filing and documentation fees. Company officers, Peter A. Wardle and Thomas C. Butera, were personal guarantors of this agreement.

In July 2007, the Company entered into an investment banking agreement with Colebrooke Capital, Inc. The agreement was for $2.5 million in potential capital funding. The fees under this arrangement are $7,500 down and $3,500 for the first 90 days of the agreement. Under this arrangement the Company will be required to pay a 7% financing fee on any funds raised by Colebrooke Capital. Furthermore, in respect to capital transactions introduced by Colebrooke Capital, there will be a 5% transaction fee requirement, but no fees on any Company generated deals. Due to the economic downturn at the end of 2007 which accelerated in 2008 the agreement did not yield any results and has ended.

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

On May 15, 2008, the Company entered into two 24-month term capital lease agreements with Bankers Capital for the purchase of computer and computer related items valued at $25,579 and $37,571, respectively, with monthly lease payments of $1,478 and $2,048, respectively. The lease terms expire April 07, 2010 and the residual maturity date is April 15, 2010 with a $1 purchase option for each agreement. Amounts of $3,450 and $4,590 were paid to Bankers Capital at the start of the respective leases to cover the first payment, one payment held for a security deposit, and for UCC filing and documentation fees. Company officers, Peter A. Wardle and Thomas C. Butera, are personal guarantors of both of these agreements.

At a meeting held on December 11, 2007, the Company's shareholders approved an increase in authorized shares of common stock to 500,000,000. At December 31, 2007 9,927,329 of common shares were issued and outstanding and the Company had obligations to issue an additional 22,947,219 shares of common with a further 33,945,000 shares committed for issuance.

In 2008, two of the Company's directors, Stewart Kalter and Joseph DiMarino resigned. The Company is currently seeking two new directors to replace them.


Recently Issued Accounting Standards
------------------------------------

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of the provisions of SFAS 141R is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51," SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS 141R. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The adoption of the provisions of SFAS 160 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was required to be adopted by the Company in the first quarter of 2008. The adoption SFAS No. 157 did not have a material impact on our financial position, results of operations, or cash flows.

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

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $5,600,000 as of December 31, 2008 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

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

In 2008, the Company did review its trade accounts receivable and determined that there was a potential of doubtful collection; accordingly, the Company has created an allowance for doubtful accounts of $80,000.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not required under Regulation S-K for "smaller reporting companies."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of ProtoSource Corporation for the years ended December 31, 2008 and 2007 are included in this Report following the signature page of this Report:

     Cover Page                                                      F-1
     Report of Independent Registered Public Accounting Firm         F-2
     Consolidated Balance Sheets as of December 31, 2008 and 2007    F-3
     Consolidated Statements of Operations
      for the years ended December 31, 2008 and 2007                 F-4
     Consolidated Statements of Stockholders' Deficiency
      for the years ended December 31, 2008 and 2007                 F-5
     Consolidated Statements of Cash Flows
      for the years ended December 31, 2008 and 2007.                F-6 to F-7
     Notes to Consolidated Financial Statements                      F-8 to F-24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
ProtoSource Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of ProtoSource Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. Protosource Corporation and Subsidiaries' management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProtoSource Corporation and Subsidiaries as of December 31, 2008, and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $625,382 and $874,100 during the years ended December 31, 2008 and 2007, respectively. It experienced a working capital deficiency of approximately $4,900,000 and $4,300,000 during the years ended December 31, 2008 and 2007, respectively. The Company's significant operating losses and working capital deficiencies raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   /s/ Margolis & Company P.C.
                                                   Certified Public Accountants

Bala Cynwyd, Pennsylvania
April 7, 2009


                              PROTOSOURCE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------

                                                                                   DECEMBER 31,
                                                                               2008            2007
                                                                           ------------    ------------

                                               ASSETS

Current assets:
   Cash                                                                    $     12,826    $     72,381
   Accounts receivable, net of allowance of $80,000 and $0, respectively        380,040         356,263
   Advances to officer                                                           95,167          71,341
   Advance to employee                                                              765            --
                                                                           ------------    ------------

       Total current assets                                                     488,798         499,985

Property and equipment, at cost, net of
   accumulated depreciation and amortization of
     $655,383 and $575,657 respectively                                          78,767          93,901

Goodwill - acquisition of P2i Newspaper                                         375,067         375,067

Deposits                                                                         14,074           8,749
                                                                           ------------    ------------

       Total assets                                                        $    956,706    $    977,702
                                                                           ============    ============


                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                           $  2,425,000    $  2,425,000
   Current portion of obligations under capital leases                           49,524          28,359
   Accounts payable                                                             299,865         126,289
   Accrued interest                                                           1,918,354       1,506,658
   Amounts due to related party - P2i, Inc., net                                135,275         238,400
   Accrued expenses - other                                                     534,073         452,238
   Advance from officer                                                          12,000          12,000
                                                                           ------------    ------------

       Total current liabilities                                              5,374,091       4,788,944

Obligations under capital leases, non-current portion                            19,046          17,561

Stock subscriptions payable                                                     661,844         661,844
                                                                           ------------    ------------

       Total liabilities                                                      6,054,981       5,468,349
                                                                           ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                          416,179         416,179
   Common stock, no par value; 500,000,000 shares
     authorized, 9,927,329 shares issued and outstanding                     26,143,461      26,143,461
   Additional paid-in capital                                                 2,291,607       2,291,607
   Accumulated deficit                                                      (34,060,229)    (33,434,847)
   Accumulated other comprehensive income                                       110,707          92,953
                                                                           ------------    ------------

       Net stockholders' deficiency                                          (5,098,275)     (4,490,647)
                                                                           ------------    ------------

       Total liabilities and stockholders' deficiency                      $    956,706    $    977,702
                                                                           ============    ============


     The notes to consolidated financial statements are an integral part of the above statement.


                      PROTOSOURCE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                            2008            2007
                                                        ------------    ------------


Net revenues                                            $  3,535,734    $  3,125,076
                                                        ------------    ------------

Operating costs and expenses:
   Cost of revenues                                        2,642,231       1,943,654
   Selling, general and administrative                     1,000,500       1,012,902
   Depreciation and amortization                              83,941          77,230
                                                        ------------    ------------

         Total operating costs and expenses                3,726,672       3,033,786
                                                        ------------    ------------

         Operating income (loss)                            (190,938)         91,290
                                                        ------------    ------------

Other income (charges):
   Interest expense                                         (445,923)       (394,356)
   Gain (loss) on sale or disposal of equipment               12,605             (40)
   Impairment charges                                           --          (566,186)
   Other expense, net                                         (1,126)         (4,808)
                                                        ------------    ------------

          Net other (charges)                               (434,444)       (965,390)
                                                        ------------    ------------


Net loss                                                ($   625,382)   ($   874,100)
                                                        ============    ============



Net loss per basic and diluted share of common stock:   ($       .02)   ($       .03)
                                                        ============    ============

Weighted average number of basic and
  diluted common shares outstanding                       32,874,548      32,874,548
                                                        ============    ============


The notes to consolidated financial statements are an integral part of the above statement.


                              PROTOSOURCE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                          FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

------------------------------------------------------------------------------------------------------


                                    Preferred Stock                 Common Stock           Additional
                              ---------------------------   ---------------------------     Paid-In
                                 Shares         Amount         Shares         Amount        Capital
                              ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2006         193,836   $    416,179      9,927,329   $ 26,143,461   $  2,291,607

Comprehensive income (loss)

   Net loss                           --             --             --             --             --
   Foreign currency
    translation adjustment            --             --             --             --             --
      Total comprehensive
       loss                           --             --             --             --             --
                              ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2007         193,836        416,179      9,927,329     26,143,461      2,291,607

Comprehensive income (loss)

  Net loss                            --             --             --             --             --
  Foreign currency
   translation adjustment             --             --             --             --             --
     Total comprehensive
      loss                            --             --             --             --             --
                              ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2008         193,836   $    416,179      9,927,329   $ 26,143,461   $  2,291,607
                              ============   ============   ============   ============   ============

Table continues below.

                                              Accumulated
                                                 Other
                              Accumulated    Comprehensive
                                Deficit          Income         Total
                              ------------    ------------   ------------

Balance, December 31, 2006    ($32,560,747)   $     43,532   ($ 3,665,968)

Comprehensive income (loss)

   Net loss                       (874,100)           --             --
   Foreign currency
    translation adjustment            --            49,421           --
      Total comprehensive
       loss                           --              --         (824,679)
                              ------------    ------------   ------------

Balance, December 31, 2007     (33,434,847)         92,953     (4,490,647)

Comprehensive income (loss)

  Net loss                        (625,382)           --             --
  Foreign currency
   translation adjustment             --            17,754           --
     Total comprehensive
      loss                            --              --         (607,628)
                              ------------    ------------   ------------

Balance, December 31, 2008    ($34,060,229)   $    110,707   ($ 5,098,275)
                              ============    ============   ============


The notes to consolidated financial statements are an integral part of the above statement.



                        PROTOSOURCE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                                    2008         2007
                                                                 ---------    ---------


                              INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net loss                                                       ($625,382)   ($874,100)
  Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                  83,941       77,230
     Provision for bad debts                                        80,000         --
     Accrued Interest                                              411,696      372,672
     (Gain) loss on sale or disposal of equipment                  (12,605)          40
     Non-cash adjustments to accounts receivable                      --        (52,330)
     Write-off of amounts due from related party - P2i, Inc.          --        294,186
     Changes in operating assets and liabilities:
       Accounts receivable                                        (103,777)       6,968
       Prepaid expenses and other assets                              --         10,883
       Accounts payable                                            173,576       72,784
       Amounts due to related party - P2i, Inc., net              (103,125)     171,800
       Accrued expenses                                             81,835      (10,789)
                                                                 ---------    ---------

           Net cash provided by (used in) operating activities     (13,841)      69,344
                                                                 ---------    ---------

Cash flows from investing activities:
  Acquisitions of property and equipment                            (5,657)      (6,666)
  Proceeds from the sale of equipment                               12,605         --
  Increase in advances to officer                                  (23,826)     (10,250)
  Increase in advance to employee                                     (765)        --
  Increase in deposits                                              (5,325)        (975)
                                                                 ---------    ---------

           Net cash (used in) investing activities                 (22,968)     (17,891)
                                                                 ---------    ---------




                                CONTINUED ON NEXT PAGE


The notes to consolidated financial statements are an integral part of the above statement.


                        PROTOSOURCE CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

----------------------------------------------------------------------------------------

                                                                         YEAR ENDED
                                                                         DECEMBER 31,
                                                                      2008        2007
                                                                    --------    --------

Cash flows from financing activities:
  Payments on obligations under capital leases                      ($40,500)   ($33,335)
                                                                    --------    --------

           Net cash (used in) financing activities                   (40,500)    (33,335)
                                                                    --------    --------


Effect of exchange rate changes on cash                               17,754      49,421
                                                                    --------    --------

Net increase (decrease) in cash                                      (59,555)     67,539

Cash at beginning of year                                             72,381       4,842
                                                                    --------    --------

Cash at end of year                                                 $ 12,826    $ 72,381
                                                                    ========    ========




                    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                          $ 34,227    $ 21,684
                                                                    --------    --------
  Income taxes                                                      $   --      $   --
                                                                    --------    --------




        SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of equipment under capital lease obligation             $ 63,150    $ 46,480
Acquisition of equipment arising from note foreclosure                  --        46,638
Acquisition of prepaid expense arising from note foreclosure            --        10,000
Assumption of accrued expenses                                          --        55,542



The notes to consolidated financial statements are an integral part of the above statement.

                                           F-7

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

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

     Effective January 1, 2004, the Company acquired P2i Newspaper, LLC (see
     Note 14). P2i Newspaper is principally engaged in the conversion of text and graphics from print to interactive Web content. Its clients include newspaper groups located in the United States and the United Kingdom. P2i Newspaper is headquartered in Hellertown, Pennsylvania and has a data conversion center located in Kuala Lumpur, Malaysia.


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

     The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plans include the following:

          o Obtaining additional working capital through the sale of common stock or debt securities

          o The ability to successfully implement its strategic plan as follows:

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

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

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

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


     Services of ProtoSource Acquisition II, Inc. comprise the following:

     Technical Support & Internet Hosting Services - Bilingual technical support services, web-hosting and internet connectivity.

     The Company's second facility in Fresno, CA, operated by, and branded as, BX-Solutions, is a wholly-owned subsidiary of the Company, which employs approximately 30 staff providing 24/7 English and Spanish technical support via incoming telephone calls to the customers of technology companies. These comprise small and mid-size Internet service and telecommunications providers in the United States. This facility also houses and manages servers for its own customers.

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

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

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

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued
     ---------------------------------------------------------------------

     Cash and cash equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Accounts receivable - Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. It is the policy of management to review the outstanding accounts receivable at the end of each reporting period, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts. As of December 31, 2008, management determined that an allowance for bad debts of $80,000 was considered necessary.

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


                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

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

       Actual shares issued and outstanding at December 31, 2008             9,927,329
       Stock subscriptions payable - note holders (Note 3)                   2,750,000
       Stock subscriptions payable - investment banker (Note 7)                813,688
       Series B convertible preferred stock issued to P2i, Inc. (Note 14)   19,383,531
                                                                            ----------
                                                                            32,874,548
                                                                            ==========


     The basic and diluted loss per share are the same since the Company had a net loss for 2008 and 2007 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase
     1,070,000 shares of common stock at December 31, 2008 and 2007 were not included in the computation of diluted loss per share.

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

     Reclassifications - Certain reclassifications were made to the 2007 financial statement presentation for comparability with the 2008 financial statements.

                                      F-13

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

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

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of the provisions of SFAS 141R is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51," SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS 141R. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The adoption of the provisions of SFAS 160 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued
     ---------------------------------------------------------------------

     Recently Issued Accounting Standards - Continued
     ------------------------------------------------

     In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for the Company on January 1, 2009. The adoption of the provision of SFAS No. 159 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was required to be adopted by the Company in the first quarter of 2008. The adoption SFAS No. 157 did not have a material impact on our financial position, results of operations, or cash flows.

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

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

     Foreclosure acquisition:
     ------------------------

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

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

2.   Sale of ISP Division - Continued
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
                                                                    =======

     Consideration given in respect to foreclosure acquisition:

     As a further component to the reacquisition of the collateralized assets of Brand X Networks, Inc., the Company gave consideration to P2i, Inc. (a related party) which became a controlling owner of Brand X Networks, Inc. through its March 2007 purchase of the original note held by the Company in respect to the sale of the Company's ISP assets to Brand X. In consideration for P2i, Inc.'s management and controlling interest in Brand X Networks, Inc., and such that P2i, Inc. would not act to oppose the matter of foreclosure on the assets of Brand X Networks, the Company forgave P2i, Inc.'s existing liabilities to the Company through August 28, 2008 and will continue to support P2i, Inc. in the discharge of liabilities (arising prior to the January 1, 2004 P2i Newspaper merger with the Company) out of the Company's cash flow until such obligations are fully discharged. The value of this consideration is estimated to be $566,186, which has all been characterized as goodwill. This includes the net amount of $294,186 outstanding to the Company as of August 28, 2007, plus an additional $272,000 in future obligations. As a consequence of this action, during the current period the Company recorded a $294,186 write-off of amounts due to the Company and recorded an obligation in accrued expenses of $272,000. Because of the related party nature of this goodwill, management has deemed it to be impaired and has recorded the charge of $566,186 in other charges in the consolidated statement of operations.

     A summary of the components of goodwill related to this transaction are as follows:

     Forgiveness of amounts due from related party P2i, Inc.     $ 294,186
     Obligation to related party P2i, Inc. assumed                 272,000
                                                                 ---------
     Goodwill arising from foreclosure acquisition                 566,186
     Less: Impairment of goodwill re: related party P2i, Inc.     (566,186)
                                                                 ---------

     Net goodwill resulting from this transaction                $    --
                                                                 =========

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

3.   Notes Payable
     -------------

     Notes payable of $2,425,000 is composed of 32 individual notes executed during the period beginning March 2002 and continuing through April 2004. These notes, which are secured by the assets of ProtoSource and P2i Newspaper, range between $25,000 and $200,000 on their face. All notes are one-year renewable 10% interest (per annum) convertible promissory notes. Each note can be prepaid, in whole or in part, without premium or penalty, at any time. Upon prepayment of the entire principle amount of a note, all accrued, but unpaid interest shall be paid to the holder on the date of prepayment. At any time prior to or at the time of repayment, the holder may elect to convert some or all of the principal and interest owing into shares of the Company's common stock. The conversion rate shall equal the amount to be converted, divided by each note's predetermined conversion price established at note issuance or renewal. (Conversion prices, after a series of renewals, range between $0.07 and $0.10.)

     As a result of the beneficial conversion feature of these notes, through December 31, 2008, the Company has recognized $1,852,500 as interest expense and additional paid-in capital. Also in connection with the issuance of these notes, as an added inducement to loan to the Company, the Company entered into accompanying subscription agreements to provide each noteholder shares of its no par value common stock. As a result, the Company issued or will issue a total of 7,006,226 shares of common stock valued at approximately $1,844,168.

     As of December 31, 2008 and 2007, there were $255,000 of stock subscriptions payable (2,750,000 common shares) related to this obligation.

     There were no notes issued during the years ended December 31, 2008 and 2007.


4.   Income Taxes
     ------------

     Significant components of deferred income taxes as of December 31, 2008 are as follows:

          Net operating loss carryforward                 $ 5,600,000
          Less valuation allowance                         (5,600,000)
                                                          -----------
          Net deferred tax asset                          $      --
                                                          ===========

     The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $5,600,000 is maintained on deferred tax assets, which the Company has not determined to be more likely than not realizable at this time. There was no change in the valuation allowance for deferred tax assets during 2008. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

     At December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $15,900,000 and $3,300,000, respectively. Such carryforwards expire in the years 2014 through 2028 and 2012 through 2028 for federal and state purposes, respectively.

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

5.   Preferred Stock
     ---------------

     The authorized preferred stock of the Company consists of 5,000,000 shares, no par value Series B Convertible Preferred Stock. (193,836 shares are issued and outstanding.) The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval.

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

6.   Common Stock
     ------------

     Through December 10, 2007, the Company had authority for 10,000,000 shares of no par value common stock with 9,927,329 shares issued and outstanding. On December 11, 2007, the Company's shareholders approved an amendment to our certificate of incorporation pursuant to which the authorized number of shares of common would be increased to 500,000,000. The final vote consisted of 6,153,548 ballots cast as follows: 5,713,630 "For", 431,355 "Against", and 8,563 "Abstain". At December 31, 2008 and 2007, 9,927,329 of common shares were issued and outstanding.

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

     On December 10 the board ratified a Company proposal to compensate Colebrook Capital in full with 250,000 common shares. This is in respect of an investment banking relationship entered into by the Company in 2007. The goal was to raise funds to make an acquisition but the deterioration of the equities markets has made this untenable and the relationship has been terminated. The Company anticipates issuing these shares in Q2 of 2009.

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

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

     2000 Stock Option Plans
     -----------------------

     In May 2001, the Company's shareholders approved the Company's 2000 Employee Stock Option Plan and the 2000 Executive Stock Option Plan which remains in effect until May 2010 but may be terminated or extended by the Board of Directors. The Executive Stock Option Plan has 350,000 shares reserved for issuance with no stock options having been granted as of December 31, 2008.


9.   Commitments and Contingencies
     -----------------------------

     Leases - Capital
     ----------------

     During 2008 and 2007, the Company leased certain computer equipment under five noncancellable capital leases.

     The following is a schedule of future minimum lease payments at December 31, 2008 under the Company's capital leases (together with the present value of minimum lease payments).

                    2009                                          $ 59,544
                    2010                                            19,417
                                                                  --------
     Total minimum lease payments                                   78,961
     Less amount representing interest                             (10,391)
                                                                  --------
     Present value of net minimum lease payments                    68,570
     Less current portion                                          (49,524)
                                                                  --------
                                                                  $ 19,046
                                                                  ========

     The cost for the capitalized leases was $134,480 and accumulated depreciation was $55,132 as of December 31, 2008.

     Leases - Operating
     ------------------

     The Company occupies office space leased by P2i, Inc. and is making direct payments to P2i, Inc.'s leaseholder. Under this arrangement, the Company has recorded approximately $27,400 and $36,000 of rent expense for each of the years ended December 31, 2008 and 2007, respectively. This lease commitment expired October 2008.

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

9.   Commitments and Contingencies- Continued
     ----------------------------------------

     Leases - Operating
     ------------------

     Beginning September 22, 2008, the company contracted to lease 1,300 square feet of office space at 1236 Main Street, Hellertown, PA 18055. The term of the tenancy agreement is for three years. The agreement states that the company can terminate the agreement by giving written notice of 90 days to the landlord. Under this arrangement, the Company has recorded approximately $4,590 of rent expense in the year ended December 31, 2008.

     The Company's commitment under this lease is as follows for the years ended December 31:

                        2009                                   $18,610
                        2010                                    19,540
                        2011                                    14,760


     Through June 2007, the Company leased 3,200 square feet of office space at its facility in Cyberjaya, Selangor Malaysia. Beginning July 1, 2007 the Company entered into a new lease agreement with the same leaseholder adding 3,200 square feet of additional space, bringing the total leased space to 6,400 square feet. The term of the tenancy agreement is for two years. The agreement states that the company, as the tenant, has an option to renew the lease through June 30, 2009. The company has continued to lease the property under this understanding and will negotiate a new lease to be effective July 1, 2009. The agreement also states that either party can terminate the agreement by giving written notice of 90 days to the other party. Under this arrangement, the Company has recorded approximately $96,400 and $93,700 of rent expense for each of the years ended December 31, 2008 and 2007, respectively.

     The Company's commitment under this lease is $48,200 for the year ended December 31, 2009.

     On August 16, 2007, the Company entered into an agreement with Brand X Networks, Inc. to accept the assignment of an existing lease for 5,440 square feet of office space located in Fresno, CA which the Company now occupies. The lease had commenced on April 25, 2003, was extended and modified on June 1, 2004 and July 1, 2007 and ends on June 30, 2012.

     The Company's commitment under this lease is as follows for the years ended December 31:

                        2009                                   $60,000
                        2010                                    60,000
                        2011                                    60,000
                        2012                                    30,000

     Contingencies
     -------------

     At various times, the Company is subject to various claims from former employees for potential damages relating to wrongful dismissal or other causes. The Company currently has three such cases, none of which management believes will further materially adversely affect the Company's financial condition.

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

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

11.  Employee Benefit Plan
     ---------------------

     The Company has a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no contributions for the years ended December 31, 2008 and 2007. Company contributions, if any, vest as follows:

                Years of Service                Percent Vested
                ----------------                --------------

                       1                              33%
                       2                              66%
                       3                             100%

12.  Fair Value of Financial Instruments
     -----------------------------------

     Disclosures about the fair value of financial instruments, for the Company's financial instruments, are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2008 and 2007:

                                                  Carrying        Estimated
                                                   Amount        Fair Value
                                                   ------        ----------

         Financial liabilities - 2008:
           Notes payable                          $2,425,000     $2,425,000
           Capital lease obligations                  68,570         68,570

         Financial liabilities - 2007:
           Notes payable                          $2,425,000     $2,425,000
           Capital lease obligations                  45,920         45,920


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

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

13.  Concentrations
     --------------

     Revenues for the years ended December 31, 2008 and 2007 include revenues from one major customer that accounted for 14% and 31%, respectively, of total Company revenues. Accounts receivable from this customer amounted to 5% and 24% of the Company's total accounts receivable at December 31, 2008 and 2007, respectively.


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

                    PROTOSOURCE CORPORATION AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------

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

     Financial information for the two reporting segments is shown below:

                                                       YEAR ENDED
                                                       DECEMBER 31,
                                                   2008           2007
                                                -----------    -----------

     Net revenues:
       Media & Data Conversion Technologies     $ 2,170,853    $ 2,700,082
       Technical Support & Hosting Services       1,364,881        424,994
                                                -----------    -----------
                                                $ 3,535,734    $ 3,125,076
                                                ===========    ===========

     Operating costs and expenses:
       Media & Data Conversion Technologies     $ 2,383,516    $ 2,584,106
       Technical Support & Hosting Services       1,343,156        449,680
                                                -----------    -----------
                                                $ 3,726,672    $ 3,033,786
                                                ===========    ===========

     Net income (loss):
       Media & Data Conversion Technologies     ($  657,823)   ($  849,373)
       Technical Support & Hosting Services          32,441        (24,727)
                                                -----------    -----------
                                                ($  625,382)   ($  874,100)
                                                ===========    ===========

     Identifiable assets:
       Media & Data Conversion Technologies     $   787,701    $   917,003
       Technical Support & Hosting Services         169,005         60,699
                                                -----------    -----------
                                                $   956,706    $   977,702
                                                ===========    ===========

     Net revenues by country:
       United States                            $ 3,436,794    $ 3,053,624
       Canada                                        13,678          9,839
       Spain                                         31,488         21,949
       United Kingdom                                53,774         39,664
                                                -----------    -----------
                                                $ 3,535,734    $ 3,125,076
                                                ===========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 9A(T). CONTROLS AND PROCEDURES.

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

Management's Report of Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of the Company's chief executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Based on this evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2008.

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


ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.


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

Joseph DiMarino was appointed as a director of the Company in August 2003. Mr. DiMarino began his newspaper career in 1970 with the Philadelphia Inquirer, which is a Knight Ridder newspaper. Mr. DiMarino held various executive positions with Knight Ridder, Inc. from 1970 until June 2002. From August 2002 until May 2003, Mr. DiMarino was Chief Operating Officer of P2i Newspaper, Inc. Since May 2003, Mr. DiMarino has provided consulting services to the newspaper industry. Mr. DiMarino is a graduate of Villanova University. Resigned November 17 2008.

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

Stewart Kalter became a director in October 2001. Since May 2003, Mr. Kalter has served as President of Vision Securities. From May 2001 through May 2003, Mr. Kalter served as Director of Corporate Finance and Research of Andrew, Alexander, Wise & Company, Inc. Prior to that, he was Director of Research at Global Capital Securities from February 2000 to March 2001. Mr. Kalter was a Research Analyst with Spencer Clarke from November 1997 to January 2000. From 1995 until 1997, he served as a Research Associate with Bishop Allen. Mr. Kalter has a BS in Accounting from Widener College and an MBA in Finance and Banking from Hofstra University. Resigned Nov 19 2008.

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


Code of Ethics.

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of the officers, directors and employees of the Company. The Code of Ethics is filed as an exhibit to this Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

Overview
--------

The following is a discussion of our program for compensating our named executive officers and directors. Currently, we do not have a compensation committee, and as such, our board of directors is responsible for determining the compensation of our named executive officers.

Compensation Program Objectives and Philosophy
----------------------------------------------

The primary goals of our policy of executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executives compensation with the achievement of our short- and long-term business objectives.

The board of directors considers a variety of factors in determining compensation of executives, including their particular background and circumstances, such as their training and prior relevant work experience, their success in attracting and retaining savvy and technically proficient managers and employees, increasing our revenues, broadening our product line offerings, managing our costs and otherwise helping to lead our Company.

Elements of Compensation
------------------------

Our compensation program for the named executive officers consists primarily of base salary. There is no bonus plan, retirement plan, long-term incentive plan or other such plans. The base salary we provide is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience.

Base Salary
-----------

Our named executive officers receive base salaries commensurate with their roles and responsibilities. Base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on an informal review of relevant market data and each executive's performance for the prior year, as well as each executive's experience, expertise and position. The base salaries paid to our named executive officers in 2008 are reflected in the Summary Compensation Table below.


Stock-Based Awards under the Equity Incentive Plan
--------------------------------------------------

We reserve the right to provide equity awards as a component of compensation.
Our Stock Option Plan permits the granting of stock options to our employees, directors, consultants and independent contractors. We believe that such awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company.

Retirement Benefits
-------------------

Currently, we do not provide any company sponsored retirement benefits to any employee, including the named executive officers.

Perquisites
-----------

Historically, we have not provided our named executive officers with any perquisites and other personal benefits. We do not view perquisites as a significant element of our compensation structure, but do believe that perquisites can be useful in attracting, motivating and retaining the executive talent for which we compete. It is expected that our historical practices regarding perquisites will continue and will be subject to periodic review by our by our board of directors.

The following table discloses certain compensation paid to the Company's Chief
Executive Officers and certain other officers for the last three fiscal years.

                                                                             Change in
                                                                             Pension
                                                                             Value and Non-
                                                                             Qualified
Name &                                   Stock    Option   Non-Equity        Deferred       All
Principal             Salary    Bonus    Awards   Awards   Incentive Plan    Compensation   Other             Total
Position      Year    ($)       ($)      ($)      ($)      Compensation ($)  Earnings ($)   Compensation ($)  ($)
---------------------------------------------------------------------------------------------------------------------

Peter Wardle,
  CEO (1)     2008   $150,735    0        0         0            0                 0                 0       $150,735
Peter Wardle,
  CEO (1)     2007    198,679    0        0         0            0                 0                 0        198,679
Peter Wardle,
  CEO (1)     2006    201,629    0        0         0            0                 0                 0        201,629
Thomas Butera,
  COO (2)     2008     98,204    0        0         0            0                 0                 0         98,204
Thomas Butera,
  COO (2)     2007    132,761    0        0         0            0                 0                 0        132,761
Thomas Butera
  COO (2)     2006    155,884    0        0         0            0                 0                 0        155,884


     (1) In respect to fiscal 2008, this represents salary of $78,846 and $71,889 that relates to amounts advanced during 2007 but reclassified
          (recorded) as compensation to Mr. Wardle during 2008. In respect to fiscal 2007, this represents salary of $125,000 and $73,679 that relates to amounts advanced during 2006 but reclassified (recorded) as compensation to Mr. Wardle during 2007. In respect to fiscal 2006, this represents salary of $125,000 and $76,629 that relates to amounts advanced prior to January 1, 2006, but reclassified (recorded) as compensation to Mr. Wardle during 2006. At December 31, 2008, $95,167 is classified as a reimbursable advance with potential to be recognized as future compensation for Mr. Wardle.

     (2) In respect to fiscal 2008, this represents salary of $70,962 and $27,242 that relates to amounts advanced and reclassified (recorded) as compensation to Mr. Butera during 2008. In respect to fiscal 2007, this represents salary of $112,500 and $20,261 advanced to Mr. Butera through December 31, 2007 and that relates to amounts advanced and reclassified (recorded) as compensation to Mr. Butera during 2007. In respect to fiscal 2006, this represents salary of $112,500 and $ 5,673 that relates to amounts advanced prior to 2006 and $37,711 that relates to amounts advanced during 2006 and reclassified (recorded) as compensation to Mr. Butera during 2006.


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
----------------------- ------------- ---------- ---------- ---------------- ------------------------ ---------------- -----------

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. As of December 31, 2008, none of the Company's directors currently receive any compensation for their service on the Board of Directors.

                                       25

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

A total of 150,000 shares of authorized but unissued common stock have been reserved for issuance pursuant to the 1999 Plan. As of December 31, 2008, no options are outstanding under this Plan.

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

A total of 350,000 shares of authorized but unissued common stock have been reserved for issuance pursuant to the 2000 Plan. As of December 31, 2008, no options are outstanding under this Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning the holdings of Common Stock by each person who, as of March 30, 2009, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record and all share amounts include stock options and Common Stock purchase warrants exercisable within 60 days from the date hereof. Such amounts also include shares of common stock issuable upon conversion of the 193,836 shares of preferred stock which are each convertible into 100 shares of common stock at any time after the authorized number of shares of common stock is increased to 500,000,000.

                                         Amount and Nature
                                           of Beneficial        Percent of Class
Name of Beneficial Owner (1)               Ownership (2)               (%)

Peter Wardle                               19,383,600(3)             66.1
Thomas Butera                              19,383,600(3)             66.1%
Mark Blanchard (4)                            461,454                 4.6%
Peter J. Pappas (5)                         1,319,748                12.5%

All officers and directors as a group
(3 persons)                                19,845,054                67.7%
--------------------

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o ProtoSource Corporation, 1236 Main St, Unit C, Hellertown, PA 18055.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

In May 2002, Peter Wardle, CEO and a principal stockholder of P2i, Inc. and a director of the Company, assumed the duties and responsibilities of CEO of the Company. As of January 2004, Mr. Wardle draws a salary from the Company and his expenses are being reimbursed. Additionally, through 2007, Mr. Wardle received $294,086 in advances in accordance with a note-holders' security agreement. Such advances are reimbursable to the Company by sale of ProtoSource common stock that is to be issued to P2i, Inc. in accordance with the merger agreement of Company with P2i Newspaper, Inc. $222,197 ($71,889 in 2008, $73,679 in 2007 and
$76,629 in 2006) of the $294,086 relates to amounts advanced to Mr. Wardle but reclassified (recorded) as compensation to Mr. Wardle through 2008. At December 31, 2008, $95,167 was classified as an advance with potential to be recognized as future compensation for Mr. Wardle.

In January 2004, Thomas Butera, COO and a principal stockholder of P2i, Inc. and a director of the Company, assumed the duties and responsibilities of COO of the Company. As of January 2004, Mr. Butera draws a salary from the Company and his expenses are being reimbursed. During 2005 and 2006, for purposes of providing working capital to the Company, Mr. Butera advanced $24,000 to the Company for an indefinite period of time. Through December 31, 2007, $12,000 had been repaid to Mr. Butera leaving a balance of $12,000. Additionally, through 2007, Mr. Butera received $63,645 in advances in accordance with a note-holders' security agreement. Such advances are reimbursable to the Company by sale of ProtoSource common stock that is to be issued to P2i, Inc. in accordance with the merger agreement of Company with P2i Newspaper, Inc. $20,261 in 2007 and $43,384 in 2006, the full amount, had been reclassified (recorded) as compensation to Mr. Butera. There are no outstanding advances attributable to Mr. Butera at December 31, 2008 and 2007.

P2i, through its infrastructure, provides office space to the Company. For periods commencing after January 1, 2004, the Company has been making direct payments to P2i's office space leaseholder. During 2008 and 2007, payments of approximately $27,400 and $35,800, respectively, were paid to P2i's leaseholder. The lease terminated October 31, 2008.


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2008 and December 31, 2007, and for review of the financial statements included in the Company's quarterly reports on Form 10-QSB during such fiscal years, were $37,000 and $35,500, respectively.

Audit-Related Fees. There were no fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements for the years ended December 31, 2008 or 2007.

Tax Fees. The aggregate fees billed for tax preparation and related services by our auditors were $9,900 and $3,500 for the years ended December 31, 2008 and 2007, respectively.

All Other Fees. For the fiscal years ended December 31, 2008 and 2007, the Company incurred no fees to auditors for services rendered to the Company, other than the services covered in "Audit Fees", "Audit-Related Fees" or "Tax Fees".

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

(6) Incorporated by reference from the Company Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2003

(7) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethlehem, Pennsylvania, on April 13, 2009.


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


Signature                         Title                           Date
---------                         -----                           ----


/s/  Peter Wardle                 Chief  Executive Officer       April 13, 2009
----------------------------      Chief Financial Officer
     Peter Wardle                (Principal Accounting
                                  Officer), and Director

/s/  Thomas Butera                Chief  Operating Officer       April 13, 2009
----------------------------      Director
     Thomas Butera

/s/  Mark Blanchard               Director                       April 13, 2009
----------------------------
     Mark Blanchard