Form 10-Q
period 2009-03-31
PROTOSOURCE CORP
filed 2009-05-15
CIK 932772

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period ended March 31, 2009

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

                  2345 Main St., Suite C, Hellertown, PA 18055
                  --------------------------------------------
               (Address of Principal Executive Offices, Zip code)

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

There were 9,927,329 shares of the registrant's common stock, no par value, outstanding as of March 31, 2009.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No.



                                        PROTOSOURCE CORPORATION
                                          -----------------------

                                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                               March 31, 2009
----------------------------------------------------------------------------------------------------


                                                    INDEX
                                                    -----

Part I - Financial Information:

         Item 1.      Financial Statements:

                      Consolidated balance sheet as of
                      March 31, 2009 (unaudited) and December 31, 2008                          3

                      Consolidated statement of operations for the
                      three-month periods ended March 31, 2009 and 2008 (unaudited)             4

                      Consolidated statement of stockholders'
                      deficiency for the three-month period ended
                      March 31, 2009 (unaudited)                                                5

                      Consolidated statement of cash flows for the
                      three-month periods ended March 31, 2009 and 2008 (unaudited)           6 & 7

                      Notes to consolidated financial statements (unaudited)                 8 to 19

         Item 2.      Management's discussion and analysis of financial condition
                      and results of operations                                             20 to 24

         Item 3.      Quantitative and qualitative disclosures about market risk               24

         Item 4T.     Controls and procedures                                                  24


Part II - Other Information

                      Other Information                                                        25

                      Signature and certifications                                             26


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







                                             PROTOSOURCE CORPORATION
                                             -----------------------

                                            CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------------------------------

                                                                   March 31, 2009            December 31,
                                                                    (unaudited)                 2008
                                                                   --------------           -------------

                                                       ASSETS
Current assets:
   Cash                                                             $      5,678            $     12,826
   Accounts receivable, net of allowance of $80,000                      409,237                 380,040
   Advance to employee                                                       255                     765
   Advances to officer                                                   120,984                  95,167
                                                                    ------------            ------------

           Total current assets                                          536,154                 488,798
                                                                    ------------            ------------
Property and equipment, at cost, net of
   accumulated depreciation and amortization of
      $670,240 and $655,383, respectively                                 63,910                  78,767
                                                                    ------------            ------------
Other assets:
   Goodwill - Acquisition of P2i Newspaper                               375,067                 375,067
   Deposits                                                               14,074                  14,074
                                                                    ------------            ------------

           Total other assets                                            389,141                 389,141
                                                                    ------------            ------------

           Total assets                                             $    989,205            $    956,706
                                                                    ============            ============

                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Bank overdraft                                                   $     18,602            $       --
   Notes payable                                                       2,425,000               2,425,000
   Current portion of obligations under capital leases                    39,700                  49,524
   Accounts payable                                                      325,453                 299,865
   Accrued interest                                                    2,027,846               1,918,354
   Amounts due to related party - P2i, Inc., net                         109,482                 135,275
   Accrued expenses - other                                              578,560                 534,073
   Advance from officer                                                   12,000                  12,000
                                                                    ------------            ------------

           Total current liabilities                                   5,536,643               5,374,091
                                                                    ------------            ------------

Obligations under capital leases, non-current portion                     18,397                  19,046
Stock subscriptions payable                                              661,844                 661,844
                                                                    ------------            ------------

           Total non-current liabilities                                 680,241                 680,890
                                                                    ------------            ------------
Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                   416,179                 416,179
   Common stock, no par value; 500,000,000 shares
     authorized, 9,927,329 shares issued and outstanding              26,143,461              26,143,461
   Additional paid-in capital                                          2,291,607               2,291,607
   Accumulated other comprehensive income                                110,018                 110,707
   Accumulated deficit                                               (34,188,944)            (34,060,229)
                                                                    ------------            ------------

           Net stockholders' deficiency                               (5,227,679)             (5,098,275)
                                                                    ------------            ------------

           Total liabilities and stockholders' deficiency           $    989,205            $    956,706
                                                                    ============            ============

See accompanying notes.





                                          PROTOSOURCE CORPORATION
                                          -----------------------

                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                              (unaudited)
----------------------------------------------------------------------------------------------------

                                                                          THREE-MONTH
                                                                          PERIOD ENDED
                                                                            MARCH 31,
                                                                 2009                       2008
                                                            -------------               ------------

Net revenues                                                $    818,159                $    880,545
                                                            ------------                ------------

Operating costs and expenses:
   Cost of revenues                                              627,088                     699,684
   Selling, general and administrative                           178,758                     300,754
   Depreciation and amortization                                  14,857                      18,464
                                                            ------------                ------------

     Total operating costs and expenses                          820,703                   1,018,902
                                                            ------------                ------------

     Operating loss                                               (2,544)                   (138,357)
                                                            ------------                ------------

Other expenses:

   Interest expense                                             (116,055)                   (103,940)
   Other expense                                                 (10,116)                        (22)
                                                            ------------                ------------

     Net expenses                                               (126,171)                   (103,962)
                                                            ------------                ------------

Net loss                                                    ($   128,715)               ($   242,319)
                                                            ============                ============

Net loss per basic and diluted
   share of common stock                                    ($      0.01)               ($      0.01)
                                                            ============                ============

Weighted average number of basic and diluted
   common shares outstanding                                  32,874,548                  32,874,548
                                                            ============                ============


See accompanying notes.





                                                       PROTOSOURCE CORPORATION
                                                       -----------------------

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                           FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2009
                                                            (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                             Accumulated
                      Preferred Stock        Common Stock       Additional     Other
                     -----------------     -----------------      Paid-In   Comprehensive   Accumulated                Comprehensive
                     Shares     Amount     Shares     Amount      Capital      Income        Deficit          Total       (Loss)
                     ------     ------     ------     ------      -------      ------        -------          -----        ----

Balance,
  December 31,
     2008            193,836   $416,179  9,927,329  $26,143,461  $2,291,607   $ 110,707    ($34,060,229)   ($5,098,275)


Net loss                --         --         --           --          --          --          (128,715)      (128,715)   ($128,715)

Other comprehensive
  loss, net of tax:
  Foreign currency
    translation
    adjustments         --         --         --           --          --          (689)           --             (689)        (689)
                    --------   --------  ---------  -----------  ----------   ---------     -----------     ----------    ---------

     Total
      comprehensive
      loss                                                                                                                ($129,404)
                                                                                                                          =========

Balance,
  March 31, 2009     193,836   $416,179  9,927,329  $26,143,461  $2,291,607   $ 110,018    ($34,188,944)   ($5,227,679)
                   =========   ========  =========  ===========  ==========   =========     ===========     ==========


















See accompanying notes.





                                                     PROTOSOURCE CORPORATION
                                                     -----------------------

                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          (unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                                         THREE-MONTH PERIOD
                                                                                               ENDED
                                                                                             MARCH 31,
                                                                                     2009              2008
                                                                                -------------      ------------

                                                 INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                                    ($128,715)           ($242,319)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                                                14,857               18,464
     Provision for bad debts                                                        --                  2,000
     Accrued interest                                                            109,492               99,113

   Changes in operating assets and liabilities:
     Accounts receivable                                                         (29,197)              50,861
     Accounts payable                                                             25,588               53,548
     Amounts due to related party - P2i, Inc., net                               (25,793)             (27,025)
     Accrued expenses                                                             44,487              137,472
                                                                               ---------            ---------

              Net cash provided by operating activities                           10,719               92,114
                                                                               ---------            ---------

Cash flows from investing activities:
   Acquisitions of property and equipment                                           --                 (2,391)
   (Increase) in due from related parties                                           --                    400
   Decrease in advance to employee                                                   510               14,264
   (Increase) in advances to officer                                             (25,817)                --
                                                                               ---------            ---------

              Net cash provided by (used in) investing activities                (25,307)              12,273
                                                                               ---------            ---------

Cash flows from financing activities:
   Bank overdraft                                                                 18,602                 --
   Payments on obligations under capital leases                                  (10,473)              (8,393)
                                                                               ---------            ---------

              Net cash (used in) financing activities                              8,129               (8,393)
                                                                               ---------            ---------

Net increase (decrease) in cash before effect of
   exchange rate changes on cash                                                  (6,459)              95,994

Effect of exchange rate changes on cash                                             (689)                 153
                                                                               ---------            ---------

Net increase (decrease) in cash                                                   (7,148)              96,147

Cash at beginning of period                                                       12,826               72,381
                                                                               ---------            ---------

Cash at end of period                                                          $   5,678            $ 168,528
                                                                               =========            =========


                                          CONTINUED ON NEXT PAGE


See accompanying notes.





                             PROTOSOURCE CORPORATION
                             -----------------------

                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

                                                            THREE-MONTH PERIOD
                                                                  ENDED
                                                                MARCH 31,
                                                            2009          2008
                                                            ----          ----


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                $6,563         $4,828
                                                           ------         ------
   Income taxes                                            $ --           $ --
                                                           ------         ------






See accompanying notes.





                             PROTOSOURCE CORPORATION
                             -----------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------



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

         Effective January 1, 2004, the Company acquired P2i Newspaper, LLC (see
         Note 4). P2i Newspaper is principally engaged in the conversion of text and graphics from print to interactive Web content. Its clients include newspaper groups located in the United States and the United Kingdom.
         P2i Newspaper is headquartered in Bethlehem, Pennsylvania and has a data conversion center located in Kuala Lumpur, Malaysia.


         Interim Financial Statements - The accompanying financial statements for the three months ended March 31, 2009 and 2008 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in ProtoSource Corporation (the
         "Company") Annual Report on Form 10-K for the year ended December 31,
         2008, filed with the SEC on April 15, 2009. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

         The year-end condensed balance sheet data was derived from audited financial statements in accordance with the rules and regulations of the SEC, but does not include all disclosures required for financial statements prepared in accordance with generally accepted accounting principles of the United States of America.


         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All of the Company's subsidiaries are wholly owned for the periods presented. All intercompany transactions have been eliminated.





                             PROTOSOURCE CORPORATION
                             -----------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


1.       Nature of Operations and Summary of Significant Accounting Policies -
         Continued
         -----------------------------------------------------------------------

         Basis of presentation - The accompanying unaudited consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full fiscal year or for any future period.
         It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 previously filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable.
         These measures are essential, as the Company has experienced cash liquidity shortfalls from operations.

         The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plans include the following:

          o Obtaining additional working capital through the sale of common stock or debt securities.

          o The ability of ProtoSource to successfully implement its strategic plan as follows:





                             PROTOSOURCE CORPORATION
                             -----------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


1.       Nature of Operations and Summary of Significant Accounting Policies -
         Continued
         ----------------------------------------------------------------------

         ProtoSource's primary focus is the delivery of ePublishing Solutions and related services, to newspapers, retailers, and magazines, utilizing internally-developed, proprietary applications bridging the divide between traditional print revenue and the opportunities online via a coordinated sales and marketing strategy in the United States and Europe. Secondarily, but of strategic importance, the Company operates a technical support facility in Fresno, CA. These two distinct suites of services and solutions are offered by the Company's two principle operating units: P2i Newspapers and ProtoSource Acquisition II dba
         BX-Solutions.:

         P2i Newspaper delivers products and services tailored specifically to create online versions of print content, primarily for the print and publishing industries.

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





                             PROTOSOURCE CORPORATION
                             -----------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


1.       Nature of Operations and Summary of Significant Accounting Policies -
         Continued
         -----------------------------------------------------------------------

         Services of P2i Newspaper comprise the following:

                  Hosted Solutions - Publishers large and small may use the Company's array of customizable, turnkey, hosted products for entire publications, sections and vertical-specific solutions.
                  Utilizing proprietary technology, the Company converts print content comprising editorial and media ads into interactive, online content that is seamlessly incorporated into existing newspaper/publisher web sites. At the end of every business day, publishing clients transmit to the Company the same electronic versions of ads and pages that go to press. These files are received by the Company's production group, processed, quality checked, and delivered to the hosting servers by the start of the following business day.

                  Data Extraction - Customers utilizing in-house or third party solutions may rely upon the Company's ability to database incoming content down to the minutest subset. The Company has solutions that will convert multiple forms of disparate electronic content and process them into one constant data flow as one of its specialties. Extracting relevant data points, merging consistencies and fielding content to produce a data feed, per the client's or third party's specifications, is at the core of the Company's technology. The ensuing data enables tight search functions and powers retail advertising web sites.

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

                  Technical Support - The Company has also launched a poly-lingual Technical Support team. Unlike a traditional call center that scripts its responses, this functional group separates itself from the competition by providing a highly trained, technically skilled support person that is trained to understand the idiosyncrasies of customers' products and services to ensure each caller gets the best possible service.

       ProtoSource Acquisition II, Inc. dba BX Solutions delivers technical support, hosting and Internet access to telephone and Internet companies.

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





                             PROTOSOURCE CORPORATION
                             -----------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

--------------------------------------------------------------------------------

1.       Nature of Operations and Summary of Significant Accounting Policies -
         Continued
         -----------------------------------------------------------------------

         Services of ProtoSource Acquisition II, Inc. dba BX Solutions comprise the following:

                  Technical Support - Customers of BX offer their subscribers either Internet access and other related communications services. These include local and regional Internet access for consumers and businesses using dial-up, broadband and wireless connectivity. BX provides Bilingual technical support services on an outsource basis to these subscribers, 24/7/52.

                  Dial-up Internet Services - BX has a very small local consumer network to which it provides Internet Services including connectivity, email and web hosting. Additionally BX provisions the same services under different brand names for other companies: these would be designated virtual Internet
                  Service Providers as BX provides the entire infrastructure.

                  Hosting - BX provides some hosting for its own customers.
                  P2i's hosting has been relocated to different facility.

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




                             PROTOSOURCE CORPORATION
                             -----------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

1.       Nature of Operations and Summary of Significant Accounting Policies -
         Continued
         -----------------------------------------------------------------------

         Net loss per basic and diluted share of common stock - Basic loss per share is calculated using the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method. The weighted average number of basic and diluted common shares outstanding includes:

           Actual shares issued and outstanding at March 31, 2009                   9,927,329
           Stock subscriptions payable - note holders                               2,750,000
           Stock subscriptions payable - investment banker                            813,688
          Series B convertible preferred stock issued to P2i, Inc. (see Note 4)    19,383,531
                                                                                   ----------

                                                                                   32,874,548
                                                                                   ==========

         The basic and diluted loss per share are the same since the Company had a net loss for 2009 and 2008 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 1,070,000 shares of common stock at March 31, 2009 and 2008 were not included in the computation of diluted loss per share.

         Reclassifications - Certain reclassifications have been made to the 2008 financial statement presentation for comparability with the 2009 financial statements.





                             PROTOSOURCE CORPORATION
                             -----------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

2.      Recently Issued Accounting Standards
        ------------------------------------

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about
        Derivative Instruments and Hedging Activities - an amendment of FASB
        Statement No. 133". This Statement requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, results of operations and cash flows. SFAS No. 161 was effective for the Company beginning January 1, 2009. The adoption of SFAS No. 161 has had no material effect on the Company's financial position, results of operation, or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business
        Combinations" ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition cost, research and development assets and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R was effective for the Company beginning January 1, 2009. The adoption of SFAS 141R has had no material effect on the Company's financial position, results of operation, or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling
        Interests in Consolidated Financial Statements, An Amendment of ARB No.
        51." SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS
        141R. SFAS 160 is effective for the Company beginning January 1, 2009.
        The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The adoption of SFAS 160 has had no material effect on the Company's financial position, results of operations, or cash flows.

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





                             PROTOSOURCE CORPORATION
                             -----------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

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





                             PROTOSOURCE CORPORATION
                             -----------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

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
                                                                      =========




                             PROTOSOURCE CORPORATION
                             -----------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

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





                             PROTOSOURCE CORPORATION
                             -----------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

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

         Financial information for the two reporting segments for the three months ended March 31, 2009 and 2008 is shown below:

                                                                                  THREE-MONTH
                                                                                  PERIOD ENDED
                                                                                   MARCH 30,
                                                                       2009                       2008
                                                                    -----------               -----------

          Net revenues
           Media & Data Conversion Technologies                     $   481,416               $   534,631
           Technical Support & Hosting Services                         336,743                   345,914
                                                                    -----------               -----------
                                                                    $   818,159               $   880,545
                                                                    ===========               ===========

          Cost of revenue
           Media & Data Conversion Technologies                     $   326,193               $   414,700
           Technical Support & Hosting Services                         300,895                   284,984
                                                                    -----------               -----------
                                                                    $   627,088               $   699,684
                                                                    ===========               ===========

          Gross margin
           Media & Data Conversion Technologies                     $   155,223               $   119,931
           Technical Support & Hosting Services                          35,848                    60,930
                                                                    -----------               -----------
                                                                    $   191,071               $   180,861
                                                                    ===========               ===========

         Total operating costs and expenses
           Media & Data Conversion Technologies                     $   473,696               $   690,618
           Technical Support & Hosting Services                         347,007                   328,284
                                                                    -----------               -----------
                                                                    $   820,703               $ 1,018,902
                                                                    ===========               ===========

         Operating Income (loss)
           Media & Data Conversion Technologies                     $     7,720               ($  155,987)
           Technical Support & Hosting Services                         (10,264)                   17,630
                                                                    -----------               -----------
                                                                    ($    2,544)              ($  138,357)
                                                                    ===========               ===========

         Interest and other income/(charges), net

           Media & Data Conversion Technologies                     ($   71,183)              ($   65,026)
           Technical Support & Hosting Services                         (54,988)                  (38,936)
                                                                    -----------               -----------
                                                                    ($  126,171)              ($  103,962)
                                                                    ===========               ===========

         Total income (loss)

           Media & Data Conversion Technologies                     ($   63,463)              ($  221,013)
           Technical Support & Hosting Services                         (65,252)                  (21,306)
                                                                    -----------               -----------
                                                                    ($  128,715)              ($  242,319)
                                                                    ===========               ===========




                                        PROTOSOURCE CORPORATION
                                        -----------------------

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                           (unaudited)
------------------------------------------------------------------------------------------------------

5.       Business Segment Data - Continued

                                                                    MARCH 31,             DECEMBER 31,
                                                                      2009                   2008
                                                                  -------------          -------------

         Identifiable assets

           Media & Data Conversion Technologies                  $      849,360         $      787,701
           Technical Support & Hosting Services                         139,845                169,005
                                                                 --------------          --------------
                                                                 $      989,205         $      956,706
                                                                 ==============         ==============

                             PROTOSOURCE CORPORATION
                             -----------------------

         MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this quarterly report on Form 10-Q are forward-looking in nature and relate to the Company's plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "projects," "forecasts," "believes," and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the private securities litigation reform act of 1995 and speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks and uncertainties and should be viewed with caution. Actual results and experience may differ materially from those expressed or implied by the forward-looking statements as a result of many factors, including, without limitation, those set forth under "Description of Business" in the Company's most recent Annual Report on Form 10-K. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Results of Operations - Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008
--------------------------------------------------------------------------

Net Revenues - For the three months ended March 31, 2009 and 2008, net revenues were $818,159 and $880,545 respectively. In the current year, $481,416 of these revenues are attributed to the operations of P2i Newspaper (acquired January 1, 2004) and $336,743 are attributed to the operations of ProtoSource Acquisition II (established August 15, 2007, d.b.a. "BX-Solutions" with operations commencing September 1, 2007). This represents a combined decrease of $62,386 in revenues compared to the previous year.

{P2i Newspaper's net revenues are attributable to Media and Data Conversion Technologies and BX-Solutions' (ProtoSource Acquisition II) net revenues are attributable to Technical Support and Hosting Services operations.}


BX-Solutions contributed $336,743 of revenues for the first three months of 2009 versus $345,914 for 2008. P2i Newspaper recorded $534,631 during the same period in 2008; its current year revenues of $481,416 represent a decrease over last year of $53,215. This is attributable to multiple factors: the rapid decline in print advertising resulting in fewer ads to be processed for online publishing; the deteriorating newspaper industry and in particular the bankruptcies of Tribune Group and Minneapolis Star Tribune, both of which are customers of P2i. Additionally the state of the economy is driving down both unit pricing and volume.

Operating Costs and Expenses - For the three months ended March 31, 2009, combined total operating costs and expenses totaled $820,703 versus $1,018,902 in 2008, a $198,199 reduction from the previous year. $18,723 of additional costs were directly attributable to the operations of ProtoSource Acquisition II, Inc. (d.b.a. BX-Solutions) which commenced operations September 1, 2007. However, there was a $216,922 reduction of total operating costs and expenses over the prior year for P2i Newspaper.

Total operating costs and expenses in the amount of $473,696 were related to the operations of P2i Newspaper: For P2i Newspaper, this is a reduction of approximately $217,000 over the preceding year and breaks down as follows:
Approximately $87,000 in less domestic production expenditures, approximately $47,000 less in selling expenses, and approximately $83,000 less in general and administrative costs. In respect to production expenditures, much of the decrease in cost is attributable to a rebounding U.S. dollar against the Malaysian Ringgit. The decrease in selling and general & administrative costs is the result of a restructuring of the US management team in the latter part of 2008. This included the elimination of the Group Financial Manager's position, those responsibilities being assumed in part by the CEO and in part by a consultant. This has yielded savings in excess of $100,000 and resulted in greater efficiencies. Additionally the US-based position of Chief Technology Officer was eliminated and those duties are now shared between the SVP of Product Development and the Lead Developer at P2i in Malaysia.

                             PROTOSOURCE CORPORATION
                             -----------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Total operating costs and expenses in the amount of $347,007 are related to the operations of ProtoSource Acquisition II, Inc. (d.b.a. BX-Solutions): These costs break down as follows: Approximately $301,000 in production expenditures, approximately $45,000 in general and administrative costs, and an approximate $1,000 write down of receivables.

For the three months ended March 31, 2009, combined cost of revenues -- as a percentage of combined revenues -- were 76.6% versus 79.5% for the same period in 2008.

P2i Newspaper's cost of revenues as a percentage of revenues were 67.8% and 77.6% in 2009 and 2008, respectively.

BX-Solutions cost of revenues as a percentage of revenues for the three months ended March 31 were 89.4% for 2009 and 82.4% for 2008. This increase in cost of revenues is largely attributable to a shift in the mix of products and services sold: revenues from dial-up Internet services declined and was replaced by the more labor-intensive Technical Support revenues. BX-Solutions will not see a decline in the cost of revenues as a percentage of revenues until revenues increase and the Company can enjoy economies of scale within BX-Solutions.

For the three months ended March 31, 2009, combined selling, general and administrative expenses posted a decrease of approximately $122,000 over the previous year due to the following significant components: In respect to BX-Solutions, a $10,000 increase is attributable to general and administrative costs (for the facility in Fresno, CA). In respect to P2i Newspaper, approximately $47,000 less in selling expenses is entirely attributable to decrease in expense. And for P2i Newspaper, approximately $85,000 less in general and administrative expenses, largely attributable to reductions in the Company's liability insurance, salaries and local taxes was realized this year over last for the three months ended March 31, 2009.

Administrative costs principally consist of the Company's management office and personnel, professional fees associated with maintenance of the Company, and officers' and directors' liability insurance costs.

Interest expense - Interest expense totaled $116,055 for the three-month period ended March 31, 2009 versus $103,940 in the same period in 2008. The interest expense is predominantly due to the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper -- pending and post merger -- with approximately $4,000 and $5,000 attributable to equipment lease financing in 2009 and 2008, respectively.

                             PROTOSOURCE CORPORATION
                             -----------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

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

For the three-month period ended March 31, 2009, the Company generated from the Company's working capital resources, approximately $6,500 less cash than was used.

Even though the Company's net loss for the three-month period ended March 31, 2009 was approximately $128,700, cash flows provided by operations approximated $11,000. In part, this was due to non-cash charges of approximately $14,900 of depreciation and accrued interest of approximately $109,000, arising from the Company's convertible debt obligations. Additionally, cash flows from operations were enhanced approximately $15,000 by net positive changes in the Company's working capital components. Significant components enhancing working capital and available cash - because they were accrued but unpaid during the period -- were as follows: Approximately $26,000 of accrued supplier and service provider obligations together with office and facilities maintenance expenses, approximately $44,000 of accrued payroll expenses, offset by an approximately $29,000 increase in outstanding accounts receivable levels over that at the beginning of the year and an approximately $26,000 decrease in amounts due to a related party.

During the three-month period ended March 31, 2009, the Company had net negative cash flows from investing activities of approximately $25,000. This was primarily due to an approximately $26,000 increase in advances to officer.

And during the three-month period ended March 31, 2009, the Company had net positive cash flows from financing activities of approximately $8,000. The Company used approximately $10,000 for payments on its capital lease obligations offset by a bank overdraft.

As of March 31, 2009, the Company had a $5,678 balance in cash and $530,476 in accounts receivable and other current assets. Taken together with $5,536,643 of total current liabilities, this resulted in a negative working capital position of $5,000,489 at March 31, 2009 of which $4,452,846 of this amount pertains to the Company's obligations to its convertible debt holders.

                             PROTOSOURCE CORPORATION
                             -----------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Liquidity and Capital Resources - Continued
-------------------------------------------

In July 2007, the Company entered into an investment banking agreement with Colebrooke Capital, Inc. The fees under this arrangement were $7,500 down and $3,500 for the first 90 days of the agreement. Under this arrangement the Company will be required to a pay a 7% financing fee on any funds raised by Colebrooke Capital. Furthermore, in respect to capital transactions introduced by Colebrooke Capital, there will be a 5% transaction fee requirement, but no fees on any Company generated deals. On December 10, 2007 the board ratified a Company proposal to compensate Colebrook Capital in full with 250,000 common shares. This is in respect of an investment banking relationship entered into by the Company in 2007. The goal was to raise funds to make an acquisition but the deterioration of the equities markets has made this untenable and the relationship has been terminated. The Company anticipates issuing these shares in Q2 of 2009.

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

At a meeting held on December 11, 2007, the Company's shareholders approved an increase in authorized shares of common stock to 500,000,000. At March 31, 2009, 9,927,329 of common shares were issued and outstanding and the Company had obligations to issue an additional 22,947,219 shares of common with a further 33,945,000 shares committed for issuance.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

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

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company maintains a valuation allowance of $5,600,000 as of March 31, 2009 and December 31, 2008 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

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

The Company considers certain trade accounts receivable to be of doubtful collection; accordingly, the Company has an $80,000 allowance for doubtful accounts.

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

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Report, our principal executive officer and chief financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

                             PROTOSOURCE CORPORATION
                             -----------------------

                                OTHER INFORMATION
                                   (unaudited)
--------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

From time to time the Company is subject to litigation incidental to its business. The Company is not currently a party to any material legal proceedings

Item 1A. RISK FACTORS.

None.


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



                                                PROTOSOURCE CORPORATION



                                                /s/  Peter Wardle
                                                -----------------
                                                Peter Wardle,
                                                Chief Executive Officer/
                                                Chief Financial Officer


Date: May 15, 2009