Form 10-Q
period 2009-06-30
PROTOSOURCE CORP
filed 2009-08-14
CIK 932772

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

There were 9,927,329 shares of the registrant's common stock, no par value, outstanding as of June 30, 2009.

                             PROTOSOURCE CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  June 30, 2009
--------------------------------------------------------------------------------


                                      INDEX


Part I - Financial Information (unaudited):


         Item  1. Condensed consolidated balance sheet as of June 30,
               2009 (unaudited) and December 31, 2008                         3

               Condensed consolidated statement of operations for the
               six-month and three-month periods ended June 30, 2009 and
               2008 (unaudited)                                               4

               Condensed consolidated statement of stockholders'
               deficiency for the six-month period
               ended June 30, 2009 (unaudited)                                5

               Condensed consolidated statement of
               cash flows for the six-month periods
               ended June 30, 2009 and 2008 (unaudited)                   6 & 7

               Notes to condensed consolidated
               financial statements (unaudited)                         8 to 14

         Item 2.  Management's discussion and analysis of
                  financial condition
                  and results of operations                            15 to 19

         Item 3.  Quantitative and qualitative disclosures
                  about market risk                                          20

         Item 4T.     Controls and procedures                                20

Part II - Other Information

                      Other Information                                      21

                      Signature and certifications                           22


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


                                                 PROTOSOURCE CORPORATION
                                                 ========================

                                         CONDENSED CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------------------


                                                                        June 30, 2009            December 31,
                                                                         (unaudited)                 2008
                                                                        ------------            ------------
                                     ASSETS
Current assets:
   Cash                                                                 $     89,737            $     12,826
   Accounts receivable, net of allowance of $80,000                          322,428                 380,040
   Advances to employees                                                          85                     765
   Prepaid expenses                                                            3,164                    --
   Advances to officers, net of obligations to officers                      157,036                  95,167
                                                                        ------------            ------------

           Total current assets                                              572,450                 488,798
                                                                        ------------            ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of
      $681,864 and $655,383, respectively                                     52,286                  78,767
                                                                        ------------            ------------

Other assets:
   Goodwill - Acquisition of P2i Newspaper                                   375,067                 375,067
   Deposits                                                                   19,266                  14,074
                                                                        ------------            ------------

           Total other assets                                                394,333                 389,141
                                                                        ------------            ------------

           Total assets                                                 $  1,019,069            $    956,706
                                                                        ============            ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Notes payable                                                        $  2,425,000            $  2,425,000
   Current portion of obligations under capital leases                        24,719                  49,524
   Accounts payable                                                          348,916                 299,865
   Accrued interest                                                        2,140,875               1,918,354
   Amounts due to related party - P2i, Inc.                                   99,932                 135,275
   Accrued expenses - other                                                  671,592                 534,073
   Advance from officer                                                       12,000                  12,000
                                                                        ------------            ------------

           Total current liabilities                                       5,723,034               5,374,091
                                                                        ------------            ------------

Obligations under capital leases, non-current portion                         22,881
                                                                                                      19,046
Stock subscriptions payable                                                  661,844                 661,844
                                                                        ------------            ------------

           Total non-current liabilities                                     684,725                 680,890
                                                                        ------------            ------------

Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding                       416,179                 416,179
   Common stock, no par value; 500,000,000 shares
     authorized, 9,927,329 shares issued and outstanding                  26,143,461              26,143,461
   Additional paid-in capital                                              2,291,607               2,291,607
   Accumulated other comprehensive income                                    104,833                 110,707
   Accumulated deficit                                                   (34,344,770)            (34,060,229)
                                                                        ------------            ------------

           Net stockholders' deficiency                                   (5,388,690)             (5,098,275)
                                                                        ------------            ------------

           Total liabilities and stockholders' deficiency               $  1,019,069            $    956,706
                                                                        ============            ============

See accompanying notes.




                                                         PROTOSOURCE CORPORATION
                                                         =======================

                                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                                 (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                          SIX-MONTH                            THREE-MONTH
                                                                         PERIOD ENDED                          PERIOD ENDED
                                                                           JUNE 30,                              JUNE 30,
                                                                   2009              2008               2009                2008
                                                               ------------       ------------       ------------       ------------

Net revenues                                                  $  1,559,762       $  1,782,998       $    741,603       $    902,452
                                                              ------------       ------------       ------------       ------------

Operating costs and expenses:
   Cost of revenues                                              1,213,827          1,384,496            586,740            684,812
   Selling, general and administrative                             366,719            563,721            187,961            262,965
   Depreciation and amortization                                    26,481             36,982             11,624             18,519
                                                              ------------       ------------       ------------       ------------

     Total operating costs and expenses                          1,607,027          1,985,199            786,325            966,296
                                                              ------------       ------------       ------------       ------------

     Operating loss                                                (47,265)          (202,201)           (44,722)           (63,844)
                                                              ------------       ------------       ------------       ------------

Other income (charges):
   Interest expense                                               (234,724)          (212,505)          (118,669)          (108,565)
   Other income (expense)                                           (2,552)               132              6,267                154
                                                              ------------       ------------       ------------       ------------

     Net other (charges)                                          (237,276)          (212,373)          (111,104)          (108,411)
                                                              ------------       ------------       ------------       ------------

Net loss                                                      ($   284,541)      ($   414,574)      ($   155,826)      ($   172,255)
                                                              ============       ============       ============       ============

Net loss per basic and diluted
   share of common stock                                      ($      0.00)      ($      0.01)      ($      0.00)      ($      0.01)
                                                              ============       ============       ============       ============

Weighted average number of basic and diluted
   common shares outstanding                                    32,874,548         32,874,548         32,874,548         32,874,548
                                                              ============       ============       ============       ============




See accompanying notes.





                                               PROTOSOURCE CORPORATION
                                               =======================

                          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2009
                                                   (unaudited)
---------------------------------------------------------------------------------------------------------------

                                                   Preferred Stock                        Common Stock
                                                   ---------------                        ------------
                                            Shares               Amount              Shares           Amount
                                         ------------      ------------        ------------        ------------
Balance,
December 31, 2008                           193,836        $    416,179           9,927,329        $ 26,143,461

Net
loss

Other comprehensive
 income, net of tax:
  Foreign currency
     translation
     adjustments
                                      ------------         -----------         ------------       -------------

   Total comprehensive
     (loss)
Balance,
June 30, 2009                               193,836        $    416,179           9,927,329        $ 26,143,461
                                       ============        ============        ============        ============




                                                         PROTOSOURCE CORPORATION
                                                         =======================

                                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)
                                                FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2009
                                                               (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                           Accumulated
                                        Additional            Other
                                          Paid-in          Comprehensive       Accumulated                             Comprehensive
                                          Capital            Income              Deficit              Total              (Loss)
                                       ------------        ------------        ------------        ------------        ------------

Balance,
December 31, 2008                      $  2,291,607        $    110,707        ($34,060,229)       ($ 5,098,275)

Net
loss
                                                                                   (284,541)           (284,541)       ($   284,541)
Other comprehensive
 income, net of tax:
  Foreign currency
     translation
     adjustments                                                 (5,874)                                 (5,874)             (5,874)
                                       ------------        ------------        ------------        ------------        ------------

   Total comprehensive
     (loss)                                                                                                            ($   290,415)
                                                                                                                       ============

Balance,
June 30, 2009                          $  2,291,607        $    104,833        ($34,344,770)       ($ 5,388,690)
                                       ============        ============        ============        ============


See accompanying notes.





                                                     PROTOSOURCE CORPORATION
                                                     =======================

                                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         (unaudited)
-------------------------------------------------------------------------------------------------------------

                                                                                       SIX-MONTH PERIOD
                                                                                             ENDED
                                                                                           JUNE 30,
                                                                                   2009                 2008
                                                                                 ---------           --------

                                                 INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                                      ($284,541)           ($414,574)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                                                  26,481               36,982
       Provision for bad debts                                                        --                  5,000
      Accrued interest                                                             222,521              200,725
Changes in operating assets and liabilities:
     Accounts receivable                                                            57,612               90,564
       Prepaid expenses                                                             (3,164)                --
     Accounts payable                                                               49,051              103,026
     Due to related party - P2i, Inc.                                                 --                (51,100)
     Accrued expenses - other                                                      137,519               51,552
                                                                                 ---------            ---------

              Net cash provided by operating activities                            205,479               22,175
                                                                                 ---------            ---------

Cash flows from investing activities:
   Acquisitions of property and equipment                                             --                 (5,181)
   (Decrease) in due to related parties                                            (35,343)              (1,625)
   (Increase) decrease in advances to employees                                        680               (1,785)
   (Increase) decrease in advances to officers, net                                (61,869)              19,164
   (Increase) in deposits                                                           (5,192)              (5,460)
                                                                                 ---------            ---------

              Net cash provided by (used in) investing activities                 (101,724)               5,113
                                                                                 ---------            ---------

Cash flows from financing activities:
   Payments on obligations under capital leases                                    (20,970)             (17,106)
                                                                                 ---------            ---------

              Net cash (used in) financing activities                              (20,970)             (17,106)
                                                                                 ---------            ---------

Net increase in cash before effect of
   exchange rate changes on cash                                                    82,785               10,182

Effect of exchange rate changes on cash                                             (5,874)                (722)
                                                                                 ---------            ---------

Net increase in cash                                                                76,911                9,460

Cash at beginning of period                                                         12,826               72,381
                                                                                 ---------            ---------

Cash at end of period                                                            $  89,737            $  81,841
                                                                                 =========            =========


                                                  CONTINUED ON NEXT PAGE

See accompanying notes.





                                  PROTOSOURCE CORPORATION
                                  =======================

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                       (unaudited)
------------------------------------------------------------------------------------------

                                                                     SIX-MONTH PERIOD
                                                                          ENDED
                                                                         JUNE 30,
                                                                   2009              2008
                                                                  -------          -------

                   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                       $12,995          $11,780
                                                                  -------          -------
   Income taxes                                                   $  --            $  --
                                                                  -------          -------







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

         Effective January 1, 2004, the Company acquired P2i Newspaper, LLC. P2i
         Newspaper is principally engaged in the conversion of text and graphics from print to interactive Web content. Its clients include newspaper groups located in the United States and the United Kingdom. P2i
         Newspaper is headquartered in Bethlehem, Pennsylvania and has a data conversion center located in Kuala Lumpur, Malaysia.

         Interim Financial Statements - The accompanying financial statements for the six-months and three-months ended June 30, 2009 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in ProtoSource Corporation (the
         "Company") Annual Report on Form 10-K for the year ended December 31,
         2008, filed with the SEC on April 15, 2009. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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





                             PROTOSOURCE CORPORATION
                             =======================

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
--------------------------------------------------------------------------------


1.       Nature of Operations and Summary of Significant Accounting Policies -
         Continued
         -----------------------------------------------------------------------

         Basis of presentation - The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results expected for the full fiscal year or for any future period. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-K for the year ended December
         31, 2008 previously filed with the Securities and Exchange Commission.
         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable.
         These measures are essential, as the Company has experienced cash liquidity shortfalls from operations.

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





                             PROTOSOURCE CORPORATION
                             =======================

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
--------------------------------------------------------------------------------


1.       Nature of Operations and Summary of Significant Accounting Policies -
         Continued
         -----------------------------------------------------------------------

                Every day of the week, 52 weeks a year, P2i receives electronic files from customers at its facility in Cyberjaya, just south of Kuala Lumpur, Malaysia. P2i employs approximately 100 staff in this 4,000 square foot office. This office was reduced in physical size from 6,000 to 4,000 sq ft in July 2009. Incoming data files are processed overnight for delivery the following morning. Data is delivered not only to P2i's web servers for seamless integration into our clients' existing, hosted web sites, but also distributed back to clients and their business partners in a wide range of formats. The combination of low labor costs, a well-educated labor pool fluent in English, and sophisticated technologies makes P2i effective and competitive.

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





                             PROTOSOURCE CORPORATION
                             =======================

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

         The Company's second facility in Fresno, CA, operated by, and branded as, BX-Solutions, is wholly-owned subsidiary and employs approximately
         30 staff providing 24/7 English and Spanish technical support via incoming telephone calls to the customers of technology companies.
         These comprise small and mid-size Internet service providers and telcos in the United States. This facility also houses and manages servers for its own customers.

         Services of ProtoSource Acquisition II, Inc. dba BX Solutions comprise the following:

         Technical Support - Customers of BX offer their subscribers either
         Internet access or other related communications services. These include local and regional Internet access for consumers and businesses using dial-up, broadband and wireless connectivity. BX provides Bilingual technical support services on an outsource basis to these subscribers, 24/7/52.

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

Actual shares issued and outstanding at June 30, 2009                  9,927,329
Stock subscriptions payable - note holders                             2,750,000
Stock subscriptions payable - investment banker                          813,688
Series B convertible preferred stock issued to P2i, Inc.              19,383,531
                                                                      ----------
                                                                      32,874,548
                                                                      ==========




                             PROTOSOURCE CORPORATION
                             =======================

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
--------------------------------------------------------------------------------

1.       Nature of Operations and Summary of Significant Accounting Policies -
         Continued
         -----------------------------------------------------------------------

         The basic and diluted loss per share are the same since the Company had a net loss for 2009 and 2008 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 1,070,000 shares of common stock at June 30, 2009 and 2008 were not included in the computation of diluted loss per share.

         Reclassifications - Certain reclassifications have been made to the 2008 financial statement presentation for comparability with the 2009 financial statements.


2.       Recently Issued Accounting Standards
         ------------------------------------

         In May 2009, the Financial Accounting Standards Board ("FASB") issued
         Statement of Financial Accounting Standards ("SFAS") issued SFAS No.
         165, "Subsequent Events". This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This
         Statement is effective for interim and annual periods ending after June
         15, 2009. The company adopted this Statement in the quarter ended June
         30, 2009. This Statement did not impact the Company's financial position, results of operations or cash flows.

         In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally
         Accepted Accounting Principles". This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States
         (the GAAP hierarchy). This Statement shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight
         Board (PCAOB) amendments to AU Section 411, "The Meaning of Present
         Fairly in Conformity With Generally Accepted Accounting Principles".
         This Statement did not impact the Company's financial position, results of operations or cash flows.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about
         Derivative Instruments and Hedging Activities - an amendment of FASB
         Statement No. 133". This Statement requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS
         No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, results of operations and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. This Statement did not impact the Company's financial position, results of operations or cash flows.

         In December 2007, the FASB issued SFAS No. 141 (Revised 2007),
         "Business Combinations" ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition cost, research and development assets and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December
         15, 2008. This Statement did not impact the Company's financial position, results of operations or cash flows.






                             PROTOSOURCE CORPORATION
                             =======================

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
--------------------------------------------------------------------------------


2.       Recently Issued Accounting Standards - Continued
         -------------------------------------------------

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling
         Interests in Consolidated Financial Statements, An Amendment of ARB No.
         51." SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS
         141R. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
         This Statement did not impact the Company's financial position, results of operations or cash flows.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value
         Measurements". SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS
         No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November
         15, 2007 and was required to be adopted by the Company in the first quarter of 2008. This Statement did not impact the Company's financial position, results of operations or cash flows.

3.       Series B Convertible Preferred Stock
         ------------------------------------

         Common stock, holders of 193,836 shares of Series B Convertible
         Preferred Stock ("Series B Stock") are entitled to convert each share of Series B Stock into 100 shares of common stock. Series B stockholders are not entitled to receive dividends. In a liquidation, Series B Stock holders would be treated as if they were owners of the number of shares of common stock into which the Series B Stock is convertible.

4.       Business Segment Data
         ---------------------

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




                             PROTOSOURCE CORPORATION
                             =======================

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
--------------------------------------------------------------------------------

4.       Business Segment Data - Continued
         ---------------------------------

         Financial information for the two reporting segments for the six and three months ended June 30, 2009 and 2008 is shown below:

                                                                             SIX-MONTH                        THREE -MONTH
                                                                           PERIOD ENDED                      PERIOD ENDED
                                                                              JUNE 30,                         JUNE 30,
                                                                      2009              2008              2009             2008
                                                                   -----------       -----------       -----------       -----------

         Net revenues
           Media & Data Conversion Technologies                   $   949,506       $ 1,092,781       $   468,090       $   558,150
           Technical Support & Hosting Services                       610,256           690,217           273,513           344,302
                                                                  -----------       -----------       -----------       -----------
                                                                  $ 1,559,762       $ 1,782,998       $   741,603       $   902,452
                                                                  ===========       ===========       ===========       ===========

         Cost of revenue
           Media & Data Conversion Technologies                   $   645,942       $   805,098       $   319,750       $   390,399
           Technical Support & HostingServices                        567,885           579,398           266,990           294,413
                                                                  -----------       -----------       -----------       -----------

                                                                  $ 1,213,827       $ 1,384,496       $   586,740       $   684,812
                                                                  ===========       ===========       ===========       ===========

         Gross margin
           Media & Data Conversion Technologies                   $   303,564       $   287,683       $   148,340       $   167,751
           Technical Support &  Hosting Services                       42,371           110,819             6,523            49,889
                                                                  -----------       -----------       -----------       -----------
                                                                  $   345,935       $   398,502       $   154,863       $   217,640
                                                                  ===========       ===========       ===========       ===========

         Total operating costs and expenses
           Media & Data Conversion Technologies                   $   940,770       $ 1,299,825       $   467,064       $   609,207
           Technical Support & Hosting Services                       666,257           685,374           319,261           357,089
                                                                  -----------       -----------       -----------       -----------
                                                                  $ 1,607,027       $ 1,985,199       $   786,325       $   966,296
                                                                  ===========       ===========       ===========       ===========


         Operating income (loss)
           Media & Data Conversion Technologies                   $     8,737       ($  207,045)      $     1,016       ($   51,058)
           Technical Support & Hosting Services                       (56,002)            4,844           (45,738)          (12,786)
                                                                  -----------       -----------       -----------       -----------
                                                                  ($   47,265)      ($  202,201)      ($   44,722)      ($   63,844)
                                                                  ===========       ===========       ===========       ===========


         Interest and other income/(charges), net
           Media & Data Conversion Technologies                   ($  139,077)      ($  134,748)      ($   67,892)      ($   69,595)
           Technical Support & Hosting Services                       (98,199)          (77,625)          (43,212)          (38,816)
                                                                  -----------       -----------       -----------       -----------
                                                                  ($  237,276)      ($  212,373)      ($  111,104)      ($  108,411)
                                                                  ===========       ===========       ===========       ===========

         Net income (loss)
           Media & Data Conversion Technologies                   ($  130,340)      ($  341,793)      ($   66,876)         (120,653)
           Technical Support & Hosting Services                      (154,201)          (72,781)          (88,950)          (51,602)
                                                                  -----------       -----------       -----------       -----------

                                                                  ($  284,541)      ($  414,574)      ($  155,826)      ($  172,255)
                                                                                    ===========       ===========       ===========


                                                                                                       JUNE 30,         DECEMBER 31,
                                                                                                         2009              2008
                                                                                                      -----------       ------------

         Identifiable assets
            Media & Data Conversion Technologies                                                      $   964,410       $   787,701
            Technical Support & Hosting Services                                                           54,658           169,005
                                                                                                      -----------       -----------

                                                                                                      $ 1,019,069       $   956,706
                                                                                                      ===========       ===========


5.       Subsequent Event
         ----------------
         Management has evaluated subsequent events to determine if events or transactions occurring through April 14, 2009, require potential adjustment to or disclosure in the financial statements. As a result of this review, no subsequent events were deemed to impact the Company's financial position, results of operations and cash flows.




                             PROTOSOURCE CORPORATION
                             =======================

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


Results of Operations - Six Months Ended June 30, 2009 vs.
Six Months Ended June 30, 2008
--------------------------------------------------------------------------------

Net Revenues - For the six months ended June 30, 2009 and 2008, net revenues were $1,559,762 and $1,782,998, respectively. In the current year, $949,506 of these revenues are attributed to the operations of P2i Newspaper and $610,256 are attributed to the operations of ProtoSource Acquisition II (d.b.a.
BX-Solutions). This represents a combined decrease of $223,236 in revenues compared to the previous year.

P2i Newspaper's net revenues are attributable to Media and Data Conversion
Technologies and BX-Solutions' (ProtoSource Acquisition II) net revenues are attributable to Technical Support and Hosting Services operations.

BX-Solutions contributed $610,256 of revenues for the first six months of 2009 versus $690,217 for 2008. P2i Newspaper recorded $1,092,781 during the same period in 2008; its current year revenues of $949,506 represent a decrease over last year of $143,275. This is attributable to multiple factors: the continuing decline in print advertising resulting in fewer ads to be processed for online publishing; the deteriorating newspaper industry and in particular the bankruptcies of Tribune Group and Minneapolis Star Tribune, both of which are customers of P2i Newspaper. Additionally the state of the economy is driving down both unit pricing and volume.

Operating Costs and Expenses - For the six months ended June 30, 2009, combined total operating costs and expenses totaled approximately $1,607,000 versus
$1,985,200 in 2008, a $378,170 reduction from the previous year. Approximately, $19,100 of reduced costs were directly attributable to the operations of ProtoSource Acquisition II, Inc. Additionally, there was a $359,055 reduction of total operating costs and expenses over the prior year for P2i Newspaper.

Total operating costs and expenses in the amount of $940,770 were related to the operations of P2i Newspaper: For P2i Newspaper, this is a reduction of approximately $360,000 over the preceding year and breaks down as follows:
Approximately $159,000 less in production expenditures, approximately $45,000 less in selling expenses, and approximately $156,000 less in general and administrative costs. The decrease in selling and general & administrative costs is the result of a restructuring of the US management team in the latter part of 2008. This included the elimination of the Group Financial Manager's position, those responsibilities being assumed in part by the CEO and in part by a consultant. This has yielded savings in excess of $100,000 and resulted in greater efficiencies. Additionally, the US-based position of Chief Technology
Officer was eliminated and those duties are now shared between the SVP of Product Development and the Lead Developer at P2i Newspaper in Malaysia.

Total operating costs and expenses in the amount of $666,250 are related to the operations of ProtoSource Acquisition II, Inc. (d.b.a. BX-Solutions): These costs break down as follows: Approximately $568,000 in production expenditures and approximately $98,000 in sales, general and administrative costs.





                             PROTOSOURCE CORPORATION
                             =======================

   MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


For the six months ended June 30, 2009, combined cost of revenues -- as a percentage of combined revenues -- were 77.8% versus 77.6% for the same period in 2008.

P2i Newspaper's cost of revenues as a percentage of revenues were 68.0% and 73.7% in 2009 and 2008, respectively.

BX-Solutions cost of revenues as a percentage of revenues for the six months ended June 30 were 93.1% for 2009 and 83.9% for 2008. This increase in cost of revenues is largely attributable to a shift in the mix of products and services sold: revenues from dial-up Internet services declined and was replaced by the more labor-intensive Technical Support revenues. BX-Solutions will not see a decline in the cost of revenues as a percentage of revenues until revenues increase and the Company can enjoy economies of scale within BX-Solutions.

For the six months ended June 30, 2009, combined selling, general and administrative expenses posted a decrease of approximately $197,000 over the previous year due to the following significant components: In respect to BX-Solutions, a $4,000 increase is attributable to general and administrative costs (for the facility in Fresno, CA). In respect to P2i Newspaper, approximately $45,000 less in selling expenses is entirely attributable to decrease in expense. And for P2i Newspaper, approximately $156,000 less in general and administrative expenses, largely attributable to reductions in the Company's liability insurance, salaries and local taxes was realized this year over last for the six months ended June 30, 2009.

Administrative costs principally consist of the Company's management office and personnel, professional fees associated with maintenance of the Company, and officers' and directors' liability insurance costs.

Interest Expense - Interest expense totaled $234,724 for the six-month period ended June 30, 2009 versus $212,505 in the same period in 2008. The interest expense is predominantly due to the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper -- pending and post merger -- with approximately $10,500 and $6,000 attributable to equipment lease financing in 2009 and 2008, respectively.


Results of Operations - Three Months Ended June 30, 2009 vs.
Three Months Ended June 30, 2008
--------------------------------------------------------------------------------

Net Revenues - For the three months ended June 30, 2009 and 2008, net revenues were $741,603 and $902,452, respectively. In the current year, $468,090 of these revenues is attributed to the operations of P2i Newspaper and $273,513 are attributed to the operations of ProtoSource Acquisition II (d.b.a.
"BX-Solutions"). This represents a combined decrease of $160,849 in revenues over the previous year.

P2i Newspaper's net revenues are attributable to Media and Data Conversion
Technologies and BX-Solutions' (ProtoSource Acquisition II) net revenues are attributable to Technical Support and Hosting Services operations.

Operating Costs and Expenses - For the three months ended June 30, 2009, combined total operating costs and expenses totaled $786,325 versus $966,296 in 2008, a $179,971 reduction over the previous year. $37,828 of reduced costs were directly attributable to the operations of ProtoSource Acquisition II, Inc. and $142,143 attributable to the operations of P2i Newspaper.





                             PROTOSOURCE CORPORATION
                             =======================

   MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------

Results of Operations - Three Months Ended June 30, 2009 vs.
Three Months Ended June 30, 2008 - Continued
--------------------------------------------------------------------------------

For the three months ended June 30, 2009, $467,074 of total operating costs and expenses are related to the operations of P2i Newspaper: For P2i Newspaper, this is a reduction of approximately $142,140 over the same quarter in the preceding year and breaks down as follows: Approximately $70,650 less production expenditures, approximately $2,400 more in selling expenses, approximately
$72,790 less in general and administrative costs, and approximately $1,000 less in depreciation expense. The decrease in selling and general & administrative costs is the result of a restructuring of the US management team in the latter part of 2008. This included the elimination of the Group Financial Manager's position, those responsibilities being assumed in part by the CEO and in part by a consultant. This has yielded savings in excess of $20,000 and resulted in greater efficiencies. Additionally the US-based position of Chief Technology
Officer was eliminated and those duties are now shared between the SVP of Product Development and the Lead Developer at P2i in Malaysia.

For the three months ended June 30, 2009, approximately $319,200 of total operating costs and expenses are related to the operations of ProtoSource
Acquisition II, Inc. These costs break down as follows: Approximately $266,900 in production expenditures and approximately $52,300 in selling, general and administrative costs

For the three months ended June 30, 2009, combined cost of revenues -- as a percentage of combined revenues -- were 79.1% versus 75.9% for the same period in 2008.

For the three months ended June 30, 2008, P2i Newspaper's cost of revenues as a percentage of revenues were 68.3% and 69.1% in 2009 and 2008, respectively.

BX-Solutions cost of revenues for the three months ended June 30, 2009 were 97.6% vs. 85.5% in 2008.

For the three months ended June 30, 2009, combined selling, general and administrative expenses posted a net decrease of approximately $75,000 over the same quarter in the previous year due to the following significant components:
In respect to BX-Solutions, approximately $2,970 is attributable to general and administrative costs (for the facility in Fresno, CA) and a $3,000 provision for uncollectible accounts recorded in 2008. In respect to P2i Newspaper, approximately $2,370 more in selling expenses. For P2i Newspaper, approximately
$72,790 less in general and administrative expenses, largely attributable to a restructuring of the US management team in the latter part of 2008, was realized this year over last for the three months ended June 30, 2008.

Administrative costs principally consist of the Company's management office and personnel, professional fees associated with maintenance of the Company, and officers' and directors' liability insurance costs.

Interest Expense - Interest expense totaled $118,670 for the three-month period ended June 30, 2009 versus $108,565 in the same period in 2008. The interest expense is predominantly due to the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper -- pending and post merger -- with approximately $4,090 attributable to equipment lease financing recorded in each of the three-month periods.

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

For the six-month period ended June 30, 2009, the Company provided approximately
$77,000 more cash than used.





                             PROTOSOURCE CORPORATION
                             =======================

   MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
-------------------------------------------------------------------------------


Even though the Company's net loss for the six-month period ended June 30, 2009 was approximately $284,500, cash flows provided by operations approximated
$205,000. In part, this was due to non-cash depreciation charges of approximately $26,500. Additional significant components enhancing working capital and available cash - because they were accrued but unpaid during the period -- were as follows: Approximately $222,000 of accrued interest arising from the Company's convertible debt obligations, approximately $87,000 of accrued supplier and service provider obligations together with office and facilities maintenance expenses, approximately $100,000 of accrued payroll expenses, plus approximately $58,000 in decreased outstanding accounts receivable levels over that at the beginning of the year.

During the six-month period ended June 30, 2009, the Company had net negative cash flows from investing activities of approximately $101,700. This was primarily due to an approximately $62,000 increase in advances to officers, $35,300 decrease in amount due to related party, and a $5,200 increase in deposits.

And during the six-month period ended June 30, 2009, the Company used approximately $21,000 in financing activities for payments on its capital lease obligations.

As of June 30, 2009, the Company had a $89,737 balance in cash and $482,713 in accounts receivable and other current assets. Taken together with $5,723,034 of total current liabilities, this resulted in a negative working capital position of $5,150,584 at June 30, 2009. $4,565,875 of this amount pertains to the Company's obligations to its convertible debt holders.

In July 2007, the Company entered into an investment banking agreement with Colebrooke Capital, Inc. The fees under this arrangement were $7,500 down and $3,500 for the first 90 days of the agreement. Under this arrangement the Company will be required to a pay a 7% financing fee on any funds raised by Colebrooke Capital. Furthermore, in respect to capital transactions introduced by Colebrooke Capital, there will be a 5% transaction fee requirement, but no fees on any Company generated deals. On December 10, 2008, the board ratified a Company proposal to compensate Colebrook Capital in full with 250,000 common shares. This is in respect of an investment banking relationship entered into by the Company in 2007. The goal was to raise funds to make an acquisition but the deterioration of the equities markets has made this untenable and the relationship has been terminated. The Company anticipates issuing these shares in Q3 of 2009.

On August 15, 2007, the Company entered into a 24-month term capital lease agreement with Bankers Capital for the purchase of computer and computer related items valued at $20,123 with monthly lease payments of $1,163. The lease term expires July 14, 2009 and the residual maturity date was July 15, 2009 with a $1 purchase option. $2,720 was paid to Bankers Capital at the start of the lease to cover the first payment, one payment held for a security deposit, and for UCC filing and documentation fees. Company officers, Peter A. Wardle and Thomas C.
Butera, are personal guarantors of this agreement.

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

At June 30, 2009, 9,927,329 of common shares were issued and outstanding and the Company had obligations to issue an additional 22,947,219 shares of common with a further 33,945,000 shares committed for issuance.





                             PROTOSOURCE CORPORATION
                             =======================

   MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


Liquidity and Capital Resources - Continued
-------------------------------------------

On May 15, 2008, the Company entered into two 24-month term capital lease agreements with Bankers Capital for the purchase of computer and computer related items valued at $25,579 and $37,571, respectively, with monthly lease payments of $1,478 and $2,048, respectively. The lease terms expire April 7, 2010 and the residual maturity date is April 15, 2010 with a $1 purchase option for each agreement. Amounts of $3,450 and $4,590 were paid to Bankers Capital at the start of the respective leases to cover the first payment, one payment held for a security deposit, and for UCC filing and documentation fees. Company officers, Peter A. Wardle and Thomas C. Butera, are personal guarantors of both of these agreements.

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

In accordance with SFAS No. 165, "Subsequent Events", management has evaluated subsequent events to determine if events or transactions occurring through August 14, 2009, require potential adjustment to or disclosure in the financial statements. No adjustments or disclosures were deemed to be necessary.

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





                             PROTOSOURCE CORPORATION
                             =======================

   MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS - CONTINUED
                                   (unaudited)
--------------------------------------------------------------------------------


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A


Item 4T.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Report, our principal executive officer and chief financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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



                                                       PROTOSOURCE CORPORATION



                                                       /s/  Peter Wardle
                                                       -------------------------
                                                       Peter Wardle,
                                                       Chief Executive Officer/
                                                       Chief Financial Officer


Date: August 14, 2009