Form 10-Q
period 2009-09-30
PROTOSOURCE CORP
filed 2009-11-20
CIK 932772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

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

Large accelerated filer [ ]                       Accelerated filer? [ ]
Non-accelerated filer [ ] (Do not check if        Smaller reporting company? [X]
 a smaller reporting company)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 9,927,329 shares of the registrant's common stock, no par value, outstanding as of September 30, 2009.

                             PROTOSOURCE CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               September 30, 2009
--------------------------------------------------------------------------------




                                      INDEX
                                      -----


Part I - Financial Information (unaudited):


     Item 1.   Condensed consolidated balance sheet as of September
               30, 2009 (unaudited) and December 31, 2008                   3

               Condensed consolidated statement of operations for the
               three and nine-month periods ended September 30, 2009
               and 2008 (unaudited)                                         4

               Condensed consolidated statement of stockholders'
               deficiency for the nine-month periods ended September
               30, 2009 (unaudited)                                         5

               Condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and 2008
               (unaudited)                                                6 & 7

               Notes to condensed consolidated financial statements
               (unaudited)                                               8 to 16

     Item 2.   Management's discussion and analysis of financial
               condition and results of operations                      17 to 22

     Item 3.   Quantitative and qualitative disclosures about market
               risk                                                        22

     Item 4T.  Controls and procedures                                     23


Part II - Other Information

               Other Information                                           24

               Signature and certifications                                25



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


                                  PROTOSOURCE CORPORATION

                           CONDENSED CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------


                                                            September 30, 2009  December 31,
                                                                (unaudited)         2008
                                                               ------------    ------------

                                          ASSETS
Current assets:
   Cash                                                        $     16,679    $     12,826
   Accounts receivable, net of allowance of $50,000 and
      $80,000, respectively                                         342,512         380,040
   Advances to employees                                                 85             765
   Prepaid Expenses                                                   2,890            --
   Advances to officers, net of obligations to officers             185,973          95,167
                                                               ------------    ------------

           Total current assets                                     548,139         488,798
                                                               ------------    ------------

Property and equipment, at cost, net of
   accumulated depreciation and amortization of
      $694,194 and $655,383, respectively                            46,869          78,767
                                                               ------------    ------------

Other assets:
   Goodwill - Acquisition of P2i Newspaper                          375,067         375,067
   Deposits                                                          15,725          14,074
                                                               ------------    ------------

           Total other assets                                       390,792         389,141
                                                               ------------    ------------

           Total assets                                        $    985,800    $    956,706
                                                               ============    ============


                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Convertible notes payable                                   $  2,425,000    $  2,425,000
   Current portion of obligations under capital leases               18,963          49,524
   Accounts payable                                                 359,065         299,865
   Accrued interest                                               2,255,915       1,918,354
   Amounts due to related party - P2i, Inc.                          93,752         135,275
   Accrued expenses - other                                         632,776         534,073
   Advance from officer                                              12,000          12,000
                                                               ------------    ------------

           Total current liabilities                              5,797,471       5,374,091
                                                               ------------    ------------

Obligations under capital leases, non-current portion                16,290          19,046
Stock subscriptions payable                                         661,844         661,844
                                                               ------------    ------------

           Total non-current liabilities                            678,134         680,890
                                                               ------------    ------------

Stockholders' deficiency:
   Preferred stock, Series B, no par value; 5,000,000 shares
     authorized, 193,836 shares issued and outstanding              416,179         416,179
   Common stock, no par value; 500,000,000 shares
     authorized, 9,927,329 shares issued and outstanding         26,143,461      26,143,461
   Additional paid-in capital                                     2,291,607       2,291,607
   Accumulated other comprehensive income                           107,212         110,707
   Accumulated deficit                                          (34,448,264)    (34,060,229)
                                                               ------------    ------------

           Stockholders' deficiency                              (5,489,805)     (5,098,275)
                                                               ------------    ------------

           Total liabilities and stockholders' deficiency      $    985,800    $    956,706
                                                               ============    ============

See accompanying notes to condensed consolidated financial statements.



                                          PROTOSOURCE CORPORATION

                              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                (unaudited)
-----------------------------------------------------------------------------------------------------------




                                                        NINE-MONTH                     THREE-MONTH
                                                       PERIOD ENDED                    PERIOD ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                   2009            2008            2009            2008
                                               ------------    ------------    ------------    ------------


Net revenues                                   $  2,266,355    $  2,701,708    $    706,592    $    918,711
                                               ------------    ------------    ------------    ------------

Operating costs and expenses:
   Cost of revenues                               1,727,975       1,972,274         514,147         587,778
   Selling, general and administrative              565,658         663,553         198,939          99,833
   Depreciation and amortization                     38,812          55,034          12,330          18,052
                                               ------------    ------------    ------------    ------------


     Total operating costs and expenses           2,332,445       2,690,861         725,416         705,663
                                               ------------    ------------    ------------    ------------

     Operating Income (loss)                        (66,090)         10,847         (18,824)        213,048
                                               ------------    ------------    ------------    ------------

Other income (expense):
    Interest expense                               (357,070)       (320,674)       (122,346)       (108,169)
    Other income(expense)                            35,123          (2,102)         37,676          (2,234)
                                               ------------    ------------    ------------    ------------

     Net other (expense)                           (321,945)       (322,776)        (84,670)       (110,403)
                                               ------------    ------------    ------------    ------------


Net Income (loss)                              ($   388,035)   ($   311,929)   ($   103,494)   $    102,645
                                               ============    ============    ============    ============


Net loss per basic and diluted
   share of common stock                       ($      0.01)   ($      0.01)   ($      0.00)   ($      0.00)
                                               ============    ============    ============    ============


Weighted average number of basic and diluted
   common shares outstanding                     32,874,548      32,874,548      32,874,548      32,874,548
                                               ============    ============    ============    ============



See accompanying notes to condensed consolidated financial statements.



                                                  PROTOSOURCE CORPORATION

                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                     FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2009
                                                        (unaudited)
---------------------------------------------------------------------------------------------------------------------------------


                                                                                                                      Accumulated
                                                Preferred Stock                Common Stock            Additional        Other
                                          ---------------------------   ---------------------------     Paid-In      Comprehensive
                                             Shares         Amount         Shares         Amount        Capital         Income
                                          ------------   ------------   ------------   ------------   ------------   ------------


Balance, December 31, 2008                     193,836   $    416,179      9,927,329   $ 26,143,461   $  2,291,607   $    110,707

Net loss                                          --             --             --             --             --             --

Other comprehensive income, net of tax:
  Foreign currency translation
    adjustments                                   --             --             --             --             --           (3,495)
                                          ------------   ------------   ------------   ------------   ------------   ------------

        Total comprehensive (loss)                --             --             --             --             --             --


Balance, September 30, 2009                    193,836   $    416,179      9,927,329   $ 26,143,461   $  2,291,607   $    107,212
                                          ============   ============   ============   ============   ============   ============

Table continues below.

                                          Accumulated                     Comprehensive
                                            Deficit          Total           (Loss)
                                          ------------    ------------    ------------


Balance, December 31, 2008                ($34,060,229)   ($ 5,098,275)           --

Net loss                                      (388,035)       (388,035)   ($   388,035)

Other comprehensive income, net of tax:
  Foreign currency translation
    adjustments                                   --            (3,495)         (3,495)
                                          ------------    ------------    ------------

        Total comprehensive (loss)                --              --      ($   391,530)
                                                                          ============

Balance, September 30, 2009               ($34,448,264)   ($ 5,489,805)
                                          ============    ============



See accompanying notes to condensed consolidated financial statements.



                                  PROTOSOURCE CORPORATION

                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (unaudited)
------------------------------------------------------------------------------------------


                                                                       NINE-MONTH PERIOD
                                                                            ENDED
                                                                         SEPTEMBER 30,
                                                                       2009         2008
                                                                    ---------    ---------


Cash flows from operating activities:
   Net loss                                                         ($388,035)   ($311,929)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                                     38,811       55,034
     Provision for bad debts                                          (30,000)       5,000
     Accrued Interest                                                 337,561      304,897
   Changes in operating assets and liabilities:
     Accounts receivable                                               67,528      (71,010)
     Prepaid expenses and other assets                                 (2,890)        --
     Accounts payable                                                  59,200      109,998
     Accrued expenses - other                                          98,703       36,665
     (Increase) decrease in advances to employees                         680       (1,275)
     (Increase) in deposits                                            (1,651)      (7,299)
                                                                    ---------    ---------


              Net cash provided by operating activities               179,907      120,081
                                                                    ---------    ---------

Cash flows from investing activities:
   Acquisitions of property and equipment                              (6,913)      (5,656)
   (Decrease) in due to related party                                 (41,523)      (2,725)
   (Increase) in advances to officers, net                            (90,806)     (47,748)
                                                                    ---------    ---------

              Net cash provided by (used in) investing activities    (139,242)     (56,129)
                                                                    ---------    ---------

Cash flows from financing activities:
   Payments on obligations under capital leases                       (33,317)     (31,869)
   Due  to related party - P2i, Inc.                                     --        (74,700)
                                                                    ---------    ---------

              Net cash (used in) financing activities                 (33,317)    (106,569)
                                                                    ---------    ---------


Net increase (decrease) in cash before effect of
   exchange rate changes on cash                                        7,348      (42,617)

Effect of exchange rate changes on cash                                (3,495)      (2,501)
                                                                    ---------    ---------

Net increase (decrease) in cash                                         3,853      (45,118)

Cash at beginning of period                                            12,826       72,381
                                                                    ---------    ---------

Cash at end of period                                               $  16,679    $  27,263
                                                                    =========    =========


                                  CONTINUED ON NEXT PAGE

See accompanying notes to condensed consolidated financial statements.



                                   PROTOSOURCE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                         (unaudited)
---------------------------------------------------------------------------------------------



                                                                         NINE-MONTH PERIOD
                                                                              ENDED
                                                                           SEPTEMBER 30,
                                                                        2009          2008
                                                                    -----------   -----------


                     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                         $    19,510   $    15,777
                                                                    -----------   -----------
   Income taxes                                                     $      --     $      --
                                                                    -----------   -----------

















See accompanying notes to condensed consolidated financial statements.



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

     Interim Financial Statements - The accompanying financial statements for the nine months ended September 30, 2009 and 2008 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in ProtoSource Corporation (the "Company") Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 15, 2009. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

     The year-end condensed balance sheet data was derived from audited financial statements in accordance with the rules and regulations of the SEC, but does not include all disclosures required for financial statements prepared in accordance with generally accepted accounting principles of the United States of America. All intercompany transactions have been eliminated.

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

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


1.   Nature of Operations and Summary of Significant Accounting Policies -
     Continued

     Basis of presentation and management plans - The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenues to a level where the Company becomes profitable. These measures are essential, as the Company has experienced cash liquidity shortfalls from operations.

     The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plans include the following:

          o Obtaining additional working capital through the sale of common stock or debt securities.

          o The ability of ProtoSource to successfully implement its strategic plan as follows:

     ProtoSource's primary focus is the delivery of ePublishing Solutions and related services, to newspapers, retailers, and magazines, utilizing internally-developed, proprietary applications bridging the divide between traditional print revenue and the opportunities online via a coordinated sales and marketing strategy in the United States and Europe. Secondarily, but of strategic importance, the Company operates a technical support facility in Fresno, CA. These two distinct suites of services and solutions are offered by the Company's two principle operating units: P2i Newspapers and ProtoSource Acquisition II dba BX-Solutions.

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

       Actual shares issued and outstanding at September 30, 2009    9,927,329
       Stock subscriptions payable - note holders                    2,750,000
       Stock subscriptions payable - investment banker                 813,688
       Series B convertible preferred stock issued to P2i, Inc.     19,383,531
                                                                    ----------
                                                                    32,874,548
                                                                    ==========

     The basic and diluted loss per share are the same since the Company had a net loss for 2009 and 2008 and the inclusion of stock options and other incremental shares would be anti-dilutive. Options and warrants to purchase 1,070,000 shares of common stock at September 30, 2009 and 2008 were not included in the computation of diluted loss per share.

     Reclassifications - Certain reclassifications have been made to the 2008 financial statement presentation for comparability with the 2009 financial statements.

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


2.   Recently Issued Accounting Standards

     In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, "Generally Accepted Accounting Principles," as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company's financial condition or results of operations, but will impact the Company's financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

     In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, "Subsequent Events," which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In March 2008, the FASB issued guidance now codified as FASB ASC Topic 815, "Derivatives and Hedging", which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This pronouncement is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material effect on the Company's financial position, results of operations, or cash flows.

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


2.   Recently Issued Accounting Standards - Continued

     In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, "Business Combinations", which significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. This pronouncement is effective for fiscal years beginning after December 15, 2008. The adoption of this standard will have an impact on the Company's accounting for any future business combinations.

     In December 2007, the FASB issued guidance now codified as FASB ASC Topic 810, "Consolidation", which establishes accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. This standard is effective for fiscal years beginning after December 15, 2008. The adoption of this standard would have an impact on the presentation and disclosure of the noncontrolling interest of any non wholly-owned business acquired in the future.


3.   Series B Convertible Preferred Stock

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

     Financial information for the two reporting segments for the nine and three months ended September 30, 2009 and 2008 is shown below:


                                                          NINE MONTH                   THREE MONTH
                                                         PERIOD ENDED                  PERIOD ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                  --------------------------    --------------------------
                                                     2009            2008           2009           2008
                                                  -----------    -----------    -----------    -----------

     Net revenues
       Media & Data Conversion Technologies       $ 1,389,367    $ 1,635,461    $   439,861    $   542,681
       Technical Support & Hosting Services           876,988      1,066,247        266,731        376,030
                                                  -----------    -----------    -----------    -----------
                                                  $ 2,266,355    $ 2,701,708    $   706,592    $   918,711
                                                  ===========    ===========    ===========    ===========

     Cost of revenue
       Media & Data Conversion Technologies       $   932,189    $ 1,136,210    $   286,247    $   331,112
       Technical Support & Hosting Services           795,786        836,064        227,900        256,666
                                                  -----------    -----------    -----------    -----------
                                                  $ 1,727,975    $ 1,972,274    $   514,147    $   587,778
                                                  ===========    ===========    ===========    ===========

     Gross margin
       Media & Data Conversion Technologies       $   457,178    $   499,251    $   153,614    $   211,569
       Technical Support & Hosting Services            81,202        230,183         38,831        119,364
                                                  -----------    -----------    -----------    -----------
                                                  $   538,380    $   729,434    $   192,445    $   330,933
                                                  ===========    ===========    ===========    ===========

     Total operating costs and expenses
       Media & Data Conversion Technologies       $ 1,397,955    $ 1,696,291    $   457,185    $   396,466
       Technical Support & Hosting Services           934,490        994,570        268,231        309,197
                                                  -----------    -----------    -----------    -----------
                                                  $ 2,332,445    $ 2,690,861    $   725,416    $   705,663
                                                  ===========    ===========    ===========    ===========

     Operating Income (loss)
       Media & Data Conversion Technologies       ($    8,588)   ($   60,830)   ($   17,324)   $   146,215
       Technical Support & Hosting Services           (57,502)        71,677         (1,500)        66,833
                                                  -----------    -----------    -----------    -----------
                                                  ($   66,090)   $    10,847    ($   18,824)   $   213,048
                                                  ===========    ===========    ===========    ===========

     Interest and other income/(charges), net
       Media & Data Conversion Technologies       ($  179,312)   ($  200,788)   ($   40,237)   ($   65,976)
       Technical Support & Hosting Services          (142,633)      (121,988)       (44,433)       (44,427)
                                                  -----------    -----------    -----------    -----------
                                                  ($  321,945)   ($  322,776)   ($   84,670)   ($  110,403)
                                                  ===========    ===========    ===========    ===========

     Total income (loss)
       Media & Data Conversion Technologies       ($  187,900)   ($  261,618)   ($   57,561)   $    80,239
       Technical Support & Hosting Services          (200,135)       (50,311)       (45,933)        22,406
                                                  -----------    -----------    -----------    -----------
                                                  ($  388,035)   ($  311,929)   ($  103,494)   $   102,645
                                                  ===========    ===========    ===========    ===========



                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


4.   Business Segment Data - continued



                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2009           2008
                                                      --------       --------

     Identifiable assets
       Media & Data Conversion Technologies           $985,800       $787,701
       Technical Support & Hosting Services               --          169,005
                                                      --------       --------
                                                      $985,800       $956,706
                                                      ========       ========


5.   Subsequent Event

     Management has evaluated subsequent events to determine if events or transactions occurring through November 16, 2009, require potential adjustment to or disclosure in the financial statements. As a result of this review, no subsequent events, other than those disclosed in the financial statements, were deemed to impact the Company's financial position, results of operations and cash flows.

                             PROTOSOURCE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.
-----------------------------------------------------------------------

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

Results of Operations - Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008
----------------------------------------------------------------------------

Net Revenues - For the nine months ended September 30, 2009 and 2008, net revenues were $2,267,000 and $2,702,000 respectively. In the current year, $1,389,000 of these revenues are attributed to the operations of P2i Newspaper (acquired January 1, 2004) and $878,000 are attributed to the operations of ProtoSource Acquisition II (established August 15, 2007, d.b.a. "BX-Solutions" with operations commencing September 1, 2007). This represents a combined decrease of $435,000 in revenues compared to the previous year.

P2i Newspaper's net revenues are attributable to Media and Data Conversion Technologies and BX-Solutions' (ProtoSource Acquisition II) net revenues are attributable to Technical Support and Hosting Services operations.

BX-Solutions contributed $878,000 of revenues for the first nine months of 2009 versus $1,066,000 for 2008. P2i Newspaper recorded $1,635,000 during the same period in 2008; its current year revenues of $1,389,000 represent a decrease over last year of $246,000. This is attributable to multiple factors: the continuing decline in print advertising resulting in fewer ads to be processed for online publishing; the deteriorating newspaper industry and in particular the bankruptcies of Tribune Group and Minneapolis Star Tribune, both of which are customers of P2i. Additionally the state of the economy is driving down both unit pricing and volume.

Operating Costs and Expenses - For the nine months ended September 30, 2009, combined total operating costs and expenses totaled $2,332,000 versus $2,691,000 in 2008, a $359,000 reduction from the previous year. $60,000 of reduced costs were directly attributable to the operations of ProtoSource Acquisition II, Inc. (d.b.a. BX-Solutions). Additionally, there was a $299,000 reduction of total operating costs and expenses over the prior year for P2i Newspaper.

Total operating costs and expenses in the amount of $1,398,000 were related to the operations of P2i Newspaper: For P2i Newspaper, this is a reduction of approximately $298,000 over the preceding year and breaks down as follows:
Approximately $203,000 less in production expenditures, approximately $12,000 less in selling expenses, and approximately $83,000 less in general and administrative costs. The decrease in selling and general & administrative costs is the result of a restructuring of the US management team in the latter part of 2008. This included the elimination of the Group Financial Manager's position, those responsibilities being assumed in part by the CEO and in part by a consultant. This has yielded savings in excess of $100,000 and resulted in greater efficiencies. Additionally the US-based position of Chief Technology Officer was eliminated and those duties are now shared between the SVP of Product Development and the Lead Developer at P2i in Malaysia.

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


Total operating costs and expenses in the amount of $934,000 are related to the operations of ProtoSource Acquisition II, Inc. (d.b.a. BX-Solutions): These costs break down as follows: Approximately $795,000 in production expenditures and approximately $139,000 in sales, general and administrative costs.

For the nine months ended September 30, 2009, combined cost of revenues -- as a percentage of combined revenues -- were 76.2% versus 73.0% for the same period in 2008.

P2i Newspaper's cost of revenues as a percentage of revenues were 67.1% and 69.5% in 2009 and 2008, respectively.

BX-Solutions cost of revenues as a percentage of revenues for the nine months ended September 30 were 90.7% for 2009 and 78.4% for 2008. This increase in cost of revenues is largely attributable to a shift in the mix of products and services sold: revenues from dial-up Internet services declined and was replaced by the more labor-intensive Technical Support revenues. BX-Solutions will not see a decline in the cost of revenues as a percentage of revenues until revenues increase and the Company can enjoy economies of scale within BX-Solutions.

For the nine months ended September 30, 2009, combined selling, general and administrative expenses posted a decrease of approximately $98,000 over the previous year due to the following significant components: In respect to BX-Solutions, a $2,000 decrease is attributable to a $3,000 increase in general and administrative costs (for the facility in Fresno, CA) and a $5,000 decrease in bad debt expense. In respect to P2i Newspaper, approximately $13,000 less in selling expenses is entirely attributable to decrease in expense. And for P2i Newspaper, approximately $83,000 less in general and administrative expenses, largely attributable to reductions in the Company's liability insurance, salaries and local taxes was realized this year over last for the nine months ended September 30, 2009.

Administrative costs principally consist of the Company's management office and personnel, professional fees associated with maintenance of the Company, and officers' and directors' liability insurance costs.

Interest Expense - Interest expense totaled $357,000 for the nine-month period ended September 30, 2009 versus $321,000 in the same period in 2008. The interest expense is predominantly due to the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper -- pending and post merger -- with approximately $14,000 and $9,000 attributable to equipment lease financing in 2009 and 2008, respectively.


Results of Operations - Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008
------------------------------------------------------------------------------

Net Revenues - For the three months ended September 30, 2009 and 2008, net revenues were $707,000 and $920,000, respectively. In the current year, $440,000 of these revenues is attributed to the operations of P2i Newspaper and $267,000 are attributed to the operations of ProtoSource Acquisition II (d.b.a. "BX-Solutions"). This represents a combined decrease of $213,000 in revenues over the previous year.

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

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


Results of Operations - Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008 - continued
------------------------------------------------------------------------------

Operating Costs and Expenses - For the three months ended September 30, 2009, combined total operating costs and expenses totaled $725,000 versus $705,000 in 2008, a $20,000 increase over the previous year. $41,000 of reduced costs attributable to the operations of ProtoSource Acquisition II, Inc. offset $61,000 of increased costs attributable to the operations of P2i Newspaper.

For the three months ended September 30, 2009, $457,000 of total operating costs and expenses are related to the operations of P2i Newspaper: For P2i Newspaper, this is an increase of approximately $61,000 over the same quarter in the preceding year and breaks down as follows: Approximately $45,000 less production expenditures, approximately $33,000 more in selling expenses, approximately $73,000 more in general and administrative costs, and approximately $100 more in depreciation expense.

For the three months ended September 30, 2009, approximately $268,000 of total operating costs and expenses are related to the operations of ProtoSource Acquisition II, Inc. These costs break down as follows: Approximately $228,000 in production expenditures and approximately $40,000 in selling, general and administrative costs.

For the three months ended September 30, 2009, combined cost of revenues -- as a percentage of combined revenues -- were 72.8% versus 64.9% for the same period in 2008.

For the three months ended September 30, 2008, P2i Newspaper's cost of revenues as a percentage of revenues were 65.1% and 61.0% in 2009 and 2008, respectively.

BX-Solutions cost of revenues for the three months ended September 30, 2009 were 85.4% vs. 68.3% in 2008.

For the three months ended September 30, 2009, combined selling, general and administrative expenses posted a net increase of approximately $99,000 over the same quarter in the previous year due to the following significant components:
In respect to P2i Newspaper, approximately $33,000 more in selling expenses, approximately $73,000 more in general and administrative expenses. In respect to BX-Solutions, an approximate offset of $7,000 less in general and administrative.

Administrative costs principally consist of the Company's management office and personnel, professional fees associated with maintenance of the Company, and officers' and directors' liability insurance costs.

Interest Expense - Interest expense totaled $122,000 for the three-month period ended September 30, 2009 versus $108,000 in the same period in 2008. The interest expense is predominantly due to the convertible notes obtained during 2002, 2003, and 2004 to fund the operations of the Company and P2i Newspaper -- pending and post merger -- with approximately $14,000 attributable to equipment lease financing recorded in each of the three-month periods.

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

For the nine-month period ended September 30, 2009, the Company generated approximately $ 4,000 more cash than was used.

Even though the Company's net loss for the nine-month period ended September 30, 2009 was approximately $388,000, cash flows provided by operations approximated $181,000. In part, this was due to non-cash charges totaling approximately $347,000 consisting of approximately $39,000 of depreciation and accrued interest on convertible debt obligations of $338,000, which was offset by a decrease in allowance for bad debt of $30,000. Operating assets decreased by approximately $65,000 as a result of a decrease in accounts receivable of approximately $68,000, offset by an increase in prepaid expenses and other assets of $13,000. Operating liabilities increased approximately $158,000.

During the nine-month period ended September 30, 2009, the Company had net negative cash flows from investing activities of approximately $140,000. This was primarily due to an approximately $7,000 increase in property and equipment acquisition, $91,000 increase in advances to officers, $41,000 increase in amounts due from related parties, and a $1,000 increase in deposits.

During the nine-month period ended September 30, 2009, the Company used approximately $33,000 through its financing activities for payments on its capital lease obligations.

As of September 30, 2009, the Company had a $16,679 balance in cash and $531,460 in accounts receivable and other current assets. Taken together with $5,797,471 of total current liabilities, this resulted in a negative working capital position of $5,249,332 at September 30, 2009, of which $4,680,915 of this amount pertains to the Company's obligations to its convertible debt holders.

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


Liquidity and Capital Resources - Continued
-------------------------------------------

In July 2007, the Company entered into an investment banking agreement with Colebrooke Capital, Inc. The fees under this arrangement were $7,500 down and $3,500 for the first 90 days of the agreement. Under this arrangement the Company will be required to a pay a 7% financing fee on any funds raised by Colebrooke Capital. Furthermore, in respect to capital transactions introduced by Colebrooke Capital, there will be a 5% transaction fee requirement, but no fees on any Company generated deals. On December 10, 2008 the board ratified a Company proposal to compensate Colebrook Capital in full with 250,000 common shares. This is in respect of an investment banking relationship entered into by the Company in 2007. The goal was to raise funds to make an acquisition but the deterioration of the equities markets has made this untenable and the relationship has been terminated. The Company anticipates issuing these shares in Q4 of 2009.

At a meeting held on December 11, 2007, the Company's shareholders approved an increase in authorized shares of common stock to 500,000,000. At September 30, 2009, 9,927,329 of common shares were issued and outstanding and the Company had obligations to issue an additional 22,947,219 shares of common with a further 33,945,000 shares committed for issuance.

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

In accordance with ASC 740, "Income Taxes", the Company maintains a valuation allowance of $5,600,000 as of December 31, 2008 on deferred tax assets relating to its net operating losses which the Company has not determined to be more likely than not realizable.

In accordance with ASC 350, "Intangibles - Goodwill and Other", goodwill is not amortized, rather, management tests goodwill annually for impairment in the fourth quarter. In August 2007 in connection with a foreclosure acquisition agreement with Brand X Networks, Inc., the Company recognized $566,186 of goodwill related to the transaction but deemed it fully impaired.

In accordance with ASC 855, "Subsequent Events", management has evaluated subsequent events to determine if events or transactions occurring through November 16, 2009, require potential adjustment to or disclosure in the financial statements. No adjustments or disclosures were deemed to be necessary.

The Company considers certain trade accounts receivable to be of doubtful collection; accordingly, the Company has an $50,000 allowance for doubtful accounts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

N/A

                             PROTOSOURCE CORPORATION

                                   (unaudited)
--------------------------------------------------------------------------------


Item 4T. CONTROLS AND PROCEDURES.
---------------------------------

Evaluation of disclosure controls and procedures.
-------------------------------------------------

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Report, our principal executive officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.
-----------------------------

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2009 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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


Date: November 20, 2009